Form 10-K405
period 1996-12-31
NATIONAL AUTO FINANCE CO INC
filed 1997-03-31
CIK 1024332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from ___________ to ___________

                         Commission file number 0-22067

                       NATIONAL AUTO FINANCE COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            DELAWARE                                             65-0688619
----------------------------------------------------------------------------------------------------------
                (State or other jurisdiction of                     (I.R.S. employer identification no.)
                 incorporation or organization)

      621 N.W. 53RD STREET, SUITE 200, BOCA RATON, FLORIDA                  33487
----------------------------------------------------------------------------------------------------------
            (Address of Principal Executive Offices)                      (Zip Code)
Registrant's telephone number, including area code (561) 997-2413

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
           Title of Each Class                       Which Registered
           -------------------                       ----------------

                  NONE                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 27, 1997 (computed by reference to the last reported closing sale price of the Common Stock on the National Association of Securities Dealers Automated Quotation System-National Market System on such date): $21,669,000.

On March 27, 1997, the registrant had outstanding 7,026,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held in June 1997, which definitive proxy statement the registrant presently intends will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1996.
================================================================================

FORWARD-LOOKING STATEMENTS

      When used in this Annual Report on Form 10-K or future filings by the Company (as defined below) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


                                    PART I

ITEM  1.  BUSINESS.

GENERAL

      National Auto Finance Company, Inc. (the "Company") is a specialized consumer finance company engaged in the purchase, securitization and servicing of motor vehicle retail installment sale contracts ("Loans") originated by automobile dealers ("Dealers") for consumers with limited financial resources or past credit problems ("Non-Prime Consumers"). The Company purchases Loans principally from manufacturer-franchised Dealers in connection with their sale of new and used automobiles. The Company's strategy is to develop a network of Dealers throughout the United States that will refer Non-Prime Consumer Loan applications to the Company. To implement this strategy, the Company offers to Dealers products and services designed to enhance their ability to sell vehicles to Non-Prime Consumers. The Company markets these products and services to Dealers through the efforts of its direct sales force and through strategic referral and marketing alliances with financial and other institutions that have established relationships with Dealers.

The Company was organized as a Delaware corporation on October 4, 1996. Prior to the date of its organization and until the consummation by the Company of the Offering (as defined below), the business of the Company was operated by National Auto Finance Company L.P., a Delaware limited partnership that was organized in October 1994 (the "National Auto Partnership"), and Auto Credit Clearinghouse L.P., a Delaware limited partnership that was organized in September 1995 and dissolved on February 4, 1997 (the "ACCH Partnership" and, together with the National Auto Partnership, the "Partnerships"). In connection with a public offering (the "Offering") of 2,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), the Company became the successor (by transfer of assets) to the businesses of the Partnerships on February 4, 1997. Immediately prior to the settlement date with respect to the Offering, the assets and liabilities of the Partnerships were transferred to the Company in exchange for all of the Common Stock and all of the preferred stock of the Company then outstanding (such transactions referred to herein as the "Reorganization"). As of the date of the Offering, the National Auto Partnership beneficially owned 4,230,000 shares of the Common Stock, representing approximately 63% of the outstanding Common Stock on that date (calculated without the inclusion of an additional 300,000 shares of Common Stock issued pursuant to the subsequent exercise of the underwriters' over-allotment option). (References hereinafter to the Company shall mean the Company and the predecessor Partnerships, as the context shall require.)

      As of December 31, 1996, the Company had established contractual relationships with over 1,550 Dealers. The Company attributes its success in rapidly establishing its Dealer base to (i) the introduction, development and improvement of products and services designed to enhance the ability of Dealers to sell vehicles to Non-Prime Consumers, (ii) the employment of regional salespersons located in strategic geographic areas ("Dealer Relations Managers") who spend time on-site with Dealers in order to augment Dealers' understanding of the Non-Prime Consumer market and the Company's products and services, (iii) the expertise of its four senior operating executives, each of whom has over 14 years of direct experience in automobile finance, (iv) its rapid response to Dealers' requests for financing, (v) the maintenance of centralized control over the underwriting and Loan approval functions with a view to consistent and efficient processing, (vi) the employment of a proprietary credit scoring system and well-defined underwriting criteria to ensure consistency in evaluating the underlying credit risks associated with the Loans it purchases and (vii) the funding of the Company's purchases of Loans primarily through an asset securitization strategy (see "Securitization Program" below).

      The Company's plan of operation for 1997 is to increase the number of Loans that it purchases, securitizes and services by (i) utilizing its Dealer Relations Managers to market the Company's products and services directly to Dealers (including Dealers with which the Company currently does not have a contractual relationship), (ii) further implementing a strategic referral and marketing alliance with First Union National Bank of North Carolina ("First Union") and certain of its national bank affiliates (the "First Union Strategic Alliance"), including the expansion of the scope thereof throughout First Union's indirect sales finance division ("FUSF"), which conducts business with Dealers throughout seven southeastern states and the District of Columbia (the "Southeastern Franchise") and five northeastern states (the "Northeastern Franchise"), (iii) implementing strategic referral and marketing alliances with several smaller financial institutions and Dealer groups with whom the Company has recently entered into contractual relationships for the purchase of Non-Prime Consumer Loans and (iv) strategically purchasing bulk portfolios of Non-Prime Consumer Loans meeting the Company's strict underwriting criteria from third-party originators of such Loans.

THE NON-PRIME CONSUMER AUTOMOTIVE FINANCE INDUSTRY

      Automobile financing is the second largest sector, by dollar amount, of consumer installment debt in the United States. According to the United States Federal Reserve Board, approximately $350 billion of automobile installment credit was outstanding at the end of 1995. The Company estimates that the outstanding automobile installment credit attributable to Non-Prime and Sub-Prime Consumers is in excess of $60 billion. The Company believes that the portion of the automobile finance market attributable to Non-Prime Consumers has grown significantly in recent years and is poised for further growth. The factors contributing to such growth include: (i) the doubling in the past ten years of the number of personal bankruptcy filings, (ii) the continual increase of total consumer debt service payments as a percentage of disposable income,
(iii) the increase in credit card delinquencies, as reported by the American Bankers Association and (iv) during the period from 1991 through 1996, the comparatively rapid growth in the sale of used cars as compared to new cars.

      Historically, the market for Non-Prime and Sub-Prime Consumer credit has been highly fragmented, with no one company controlling more than 3% of the market. The Company believes that it is well-positioned to gain an increasing share of this growth market through its emphasis on strategic referral and marketing alliances and Dealer support and service.

DEALER RELATIONSHIPS

      As of December 31, 1996, the Company had contractual relationships with over 1,550 Dealers located in 26 states, including over 750 contractual relationships established through the First Union Strategic Alliance (see "Strategic Alliances" below). The Company focuses on developing relationships with well-established Dealers. Over 98% of the Company's contractual relationships are with manufacturer-franchised Dealers, rather than with independent Dealers. The Company will not enroll a Dealer unless (i) it is duly licensed by the state in which it does business, (ii) in the case of a used car Dealer, it has been in business for a minimum of five years, (iii) the Dealer's net worth and financial stability are acceptable to the Company and (iv) the Dealer's reputation in the industry is satisfactory to the Company.

      Each Dealer doing business with the Company enters into a non-exclusive written agreement with the Company that governs the Company's purchases of Loans from such Dealer. Although these agreements do not obligate a Dealer to sell, or the Company to purchase, any particular Loan, the agreements set forth the terms upon which Loans will be purchased by the Company. Additionally, these agreements contain representations and warranties to be made with respect to each Loan purchased by the Company, each automobile that serves as collateral for the Loan (e.g., that it is properly registered and that the Company is the first lienholder), and compliance with certain laws and regulations. Dealer agreements generally provide that the Loans are sold to the Company "without recourse" (i.e., the Dealer does not assume or retain the credit risk with respect to any Loan purchased by the Company), unless the Dealer has breached certain representations and warranties in the agreement.

PRODUCTS AND SERVICES

      In its efforts to build a strong Dealer network, the Company provides a broad array of products and services to Dealers. The most commonly used sales technique of automobile finance companies is delivery of brochures and rate cards to Dealers by sales representatives. The Company's Dealer Relations Managers not only use such material, but also provide services that include (i) reviewing Dealer inventories to determine adequate inventory models and levels to promote Non-Prime Consumer vehicle purchasing, (ii) training Dealer sales people to identify Non-Prime Consumers who meet the Company's underwriting criteria and (iii) working with Dealers to establish separate finance desks that specifically service Non-Prime Consumers.

      The Company has also developed specific products and services for Dealers that are designed to attract customers and offer flexible financing. For example, the Company conducts Credit Clinics(TM), which is a service pursuant to which the Company assists the Dealer in running a weekend sale event during which the Dealer advertises a sale for the "credit challenged" using advertising material designed by the Company, and the Company provides an on-site credit counselor who advises the Non-Prime Consumer on choosing a vehicle with a monthly payment he or she can manage. The Company believes that this service enhances a Dealer's sales of automobiles because such targeted advertising and credit counseling encourages Non-Prime Consumers who might otherwise be apprehensive about their personal credit histories to finance their acquisition of vehicles.

      PCOP (Preferred Customer Option Plan) is a product developed by the Company for customers who demonstrate a greater ability to meet payment requirements, but have difficulty meeting the payment requirements of the vehicle they would like to purchase. PCOP enables such a customer to buy the vehicle by reducing the monthly principal repayment amount until the maturity date of the Loan by up to 20% and creating a balloon payment for that unpaid amount that is payable at the end of the loan term. When the balloon payment is due, the customer has the option to pay the remaining principal balance in cash, refinance the vehicle for up to one year or relinquish the vehicle to the Dealer. The Dealer then has the option of either acquiring the vehicle by paying off the balloon payment or relinquishing the vehicle to the Company.

      In addition to the specific products and services described above, the Company has other products and services designed to enhance Dealers' sales of automobiles to Non-Prime Consumers. The Company is regularly seeking to modify existing products and services and to implement new ones in order to respond to changing market conditions and serve specific niches in the Non-Prime Consumer automobile financing market.

MARKETING STRATEGY

      The Company's plan of operation for 1997 is to increase the number of Loans that it purchases, securitizes and services by (i) utilizing its Dealer Relations Managers to market the Company's products and services directly to Dealers (including Dealers with which the Company currently does not have a contractual relationship), (ii) further implementing the First Union Strategic Alliance, including the expansion of the scope thereof throughout FUSF's Southeastern and Northeastern Franchises, (iii) implementing strategic referral and marketing alliances with several smaller financial institutions and Dealer groups with whom the Company has recently entered into contractual relationships for the purchase of Non-Prime Consumer Loans and (iv) strategically purchasing bulk portfolios of Non-Prime Consumer Loans meeting the Company's strict underwriting criteria from third-party originators of such Loans. Although the Company is currently doing business with Dealers in 26 states, as of December 31, 1996, approximately 72% of the principal balance of the Company's Loan portfolio was purchased through Dealers located in Georgia, North Carolina, South Carolina and Virginia. The Company intends to increase its volume of business in the states in which it currently operates and to expand into additional states.

      The Company's direct marketing strategy is centered around experienced management and field sales personnel who are located in key geographic regions. Direct marketing to Dealers is conducted by Dealer Relations Managers who seek to train and educate Dealers about the credit profile of the Non-Prime Consumer who meets the Company's underwriting criteria, familiarize Dealers with the Company's existing products and services, solicit feedback from Dealers regarding new products and services that would enhance a Dealer's ability to sell vehicles to Non-Prime Consumers, and generally provide Dealers with ongoing service and support. The Company believes that the intensive face-to-face Dealer service provided by Dealer Relations Managers enhances the effectiveness of the products and services offered by the Company, strengthens existing Dealer relationships and fosters new business.

      Through strategic referral and marketing alliances with financial and other institutions, the Company expects to increase the number of Loans it purchases by (i) leveraging such institutions' existing Dealer relationships and finance sales forces to market the Company's Non-Prime Consumer products and services and (ii) obtaining the right to review and purchase Non-Prime Consumer Loans that do not necessarily meet such institutions' underwriting criteria. Through such strategic referral and marketing alliances, the Company offers such institutions the opportunity to provide a broader product offering to Dealers and to earn additional income based on the number of Loans that are purchased by the Company as a result of such alliance.

      Marketing to financial and other institutions is conducted by senior management staff of the Company and a field service staff of institutional relations managers ("Institutional Relations Managers") who are experienced with Dealer financing policies and the sales and marketing techniques of such institutions. Generally, senior management seeks to identify prospective institutions suitable for strategic alliances and negotiate the terms of such alliances. The Institutional Relations Managers provide such institutions with operating services and support, including training and education with respect to both the Non-Prime Consumer market and the Company's products and services. Upon consummation of strategic alliances, the Company expects that such institutions' sales personnel will also support the Company's direct marketing efforts with Dealers.

STRATEGIC ALLIANCES

      In April 1996, the Company entered into the First Union Strategic Alliance. The First Union Strategic Alliance initially provided for (i) the joint marketing of the Company's products and services by both the Company's sales force and the sales personnel in First Union's indirect sales finance division ("FUSF") to the approximately 1,800 Dealers throughout seven southeastern states and the District of Columbia (the "Southeastern Franchise") with which FUSF has an existing relationship, and (ii) the exclusive referral by FUSF to the Company of all applications for Non-Prime Consumer Loans received from Dealers located in the Southeastern Franchise that fall below certain established credit guidelines of FUSF (collectively the "Referral Services"). The First Union Strategic Alliance significantly enhanced the Company's ability to further its market penetration and increase the size of its Dealer base through the marketing assistance, support and exclusive referrals provided by FUSF. Through December 31, 1996, the Company had established relationships with over 750 additional Dealers through the First Union Strategic Alliance and funded approximately 2,400 Loans having an aggregate principal balance of approximately $29,300,000.

      The First Union Strategic Alliance is evidenced by a referral agreement dated as of April 15, 1996 (the "Referral Agreement") between the Company and First Union. Pursuant to the Referral Agreement, First Union committed to perform the Referral Services. In consideration for such services, First Union receives a fee on each Loan purchased by the Company as a result of the First Union Strategic Alliance. Pursuant to the Referral Agreement, funded Loan referrals are without recourse to First Union. The parties are, however, liable to each other for any breach of their respective representations, warranties, covenants and indemnities. The term of the Referral Agreement is for an initial period of three years from the date of its execution and is renewable by the Company on each anniversary of such date for an additional year, provided that First Union consents to such renewal. On March 14, 1997, the Referral Agreement was renewed. The agreement contains provisions that preclude the Company from purchasing Loans from FUSF Dealers through alliances with other financial institutions and that permit First Union to terminate the agreement upon, among other things, a "change of control" of the Company.

      The introduction of the First Union Strategic Alliance to FUSF sales personnel in the Southeastern Franchise was completed in October 1996. Such introduction involved the Company's intensive training of FUSF sales personnel with respect to both the Non-Prime Consumer market and the Company's products and services, followed by the development of a joint marketing plan for Dealers in each region served by FUSF. On December 13, 1996, First Union exercised its option under the Referral Agreement to expand the scope of the First Union Strategic Alliance to include approximately 1,500 additional Dealers in FUSF's Northeastern Franchise. The Company and First Union began the roll-out of the program throughout the five states of the Northeastern Franchise in March 1997.

      The Company is dependent upon the First Union Strategic Alliance to penetrate certain markets and significantly increase the number of Loans the Company purchases. The Company has entered into, and intends to continue to enter into, similar strategic referral and marketing alliances with other institutions. There can be no assurance that the Company can continue to profitably purchase a significant number of Loans through the First Union Strategic Alliance. In addition, the Company's current focus on implementation of the First Union Strategic Alliance (including the expansion of the scope of such alliance to FUSF's Northeastern Franchise) and the significant involvement of First Union in the Company's business may delay or impair the Company's ability to consummate additional strategic referral and marketing alliances. If the First Union Strategic Alliance is ultimately unsuccessful or if the Company is unable to form additional strategic marketing and referral alliances, other than those which are described elsewhere herein (including, without limitation, upon the expiration, without renewal, on April 15, 2000 of the First Union Referral

Agreement), the Company's financial condition and results of operations may be materially and adversely affected.

      PORTFOLIO ACQUISITION PROGRAM

      The Company has initiated a program for the strategic purchase of bulk portfolios of Non-Prime Consumer Loans meeting the Company's strict underwriting criteria from third-party originators of such Loans. The Company has established relationships with several origination institutions to purchase their Loans on a quarterly basis. As of December 31, 1996, the Company purchased approximately $4.8 million aggregate principal amount of Loans pursuant to this portfolio acquisition program. The Company intends to continue to expand its portfolio acquisition activities in 1997 as part of its core operating strategy.

CREDIT UNDERWRITING AND ADMINISTRATION

  Target Market and Customer Profile

      The Company seeks to identify customers with stable and predictable incomes, whose payments will be made in a timely and consistent manner and who fall into the "B-," "C+" and "C" credit borrower categories. A description of the credit rating categories used by the Company is set forth below:

Category                    Description

   "A" A consumer who has a long credit history with no defaults, has been in the same job for at least 18 months and can easily finance a new car purchase through a bank or captive finance subsidiary of an automobile manufacturer.

   "B" A Non-Prime Consumer who may have had some minor credit problems in his or her past, or may not have been employed at his or her current job for 18 months. To finance a new or late-model used car, the "B" credit borrower may not qualify for a loan from a bank, but may have success borrowing from a captive finance subsidiary and can access credit through an independent finance company.

   "C" A Non-Prime Consumer who may have an inconsistent employment record or more significant or unresolved problems with credit in the past. To finance a late-model or older used car purchase, this borrower will generally not be able to obtain a loan from a captive finance subsidiary or a bank and will have to access an independent finance company that lends into this market category.

   "D" A Sub-Prime consumer who has unfavorable employment history and serious credit problems, such as multiple personal bankruptcies. This borrower's only choice is to finance his or her used car purchase, which is often from an independent as opposed to a franchise dealer, through an independent finance company that is active in this market segment.

The Company targets Non-Prime Consumers who previously established good credit records but who have subsequently experienced non-repetitive credit problems such as a personal bankruptcy, illness, loss of employment or poor cash management. The Company's target customer is generally anxious to re-establish his or her credit and obtain transportation for employment. The Company's average customer has a gross monthly income of approximately $2,765, has an average length of employment at their current job of approximately 5.75 years and has resided in the same area for approximately 5.8 years.

  Credit Evaluation Procedures

      The Company applies uniform underwriting standards in purchasing Loans. These standards have been developed and refined over the course of management's years of experience in the automobile finance industry. The two most important criteria the Company uses in evaluating a Loan are the applicant's creditworthiness and the collateral value of the vehicle relative to the amount financed. The Dealer submits the customer's credit application by fax to the Company's headquarters in Boca Raton, Florida, where the customer's creditworthiness is reviewed. The Company utilizes a proprietary credit scoring system initially developed by Fair, Issac and Company, Inc. to assist it in determining a customer's creditworthiness. Among other requirements, the Company requires that each Non-Prime Consumer make a minimum 10% downpayment on the purchase price of the vehicle. The Company's senior management regularly reviews credit decisions made by the Company's employees to assure uniformity in underwriting standards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss and Delinquency Experience" for a numerical analysis of the Company's Loan loss and delinquency experience.

  Approval and Funding Statistics

      The table below indicates, since the Company's inception, the number of applications reviewed by the Company and the percentage of applications approved, conditionally approved and funded. Conditionally approved applications are applications by Non-Prime Consumers whose underlying credit is generally acceptable to the Company but with respect to which the Company requires a modification of terms (typically monthly payment levels or downpayment amount) prior to final credit approval.


                           (As of December 31, 1996)

                                     Percentage of
                                 Applications Approved
        Number of                  and Conditionally            Percentage of
  Applications Received                 Approved             Applications Funded
  ---------------------                 --------             -------------------

         103,182                         31.24%                    10.06%


  Contract Servicing and Administration

      All of the Loans purchased by the Company since it commenced business have been serviced by Omni Financial Services of America ("World Omni"). The servicing procedures have been specifically tailored to Non-Prime Consumers and include (i) monitoring Loans and related collateral, (ii) accounting for and posting all payments received, (iii) responding to borrowers' inquiries, (iv) taking all necessary action to maintain the security interest granted in the financed automobile, (v) investigating delinquencies and communicating with borrowers to obtain timely payments, (vi) pursuing deficiencies on Loans and
(vii) when necessary, contracting licensed third-party agents to repossess and dispose of the financed automobile. The current servicing agreement between the Company and World Omni contemplates that new Loans will be accepted for servicing by World Omni until December 31, 1997, after which date, unless the agreement is extended, World Omni would be obligated to continue to service only the Loans then under contract for the life of such Loans. Although the Company currently is developing plans to establish its own servicing operation, as described below, the Company currently does not have the internal capacity to service all of its Loans. Accordingly, the failure of World Omni to adequately service the Company's Loans or the termination of the servicing agreement with World Omni could adversely affect the Company until arrangements with another third-party servicer can be implemented or until the Company establishes its own servicing operation. While there are other independent consumer loan servicing organizations that provide servicing on a contract basis, there can be no assurance that another servicer could be substituted at a comparable cost and quality of service, or on a timely basis.

      The Company believes that its management team possesses significant servicing, collections and related management information systems expertise, which will enable the Company to establish its own internal servicing operation. Several of the Company's senior management personnel each held management positions at World Omni for in excess of five years and have in-depth knowledge relating to the servicing of automobile finance receivables. The Company currently is developing plans to establish its own servicing operation and has taken certain steps in that regard, including a detailed review of possible geographic locations for such an operation, the acquisition of a software platform for the servicing and collection of automobile finance receivables, the identification of senior management and the creation of a capital expenditure and general expense budget for such an operation. Although the Company anticipates that its servicing operation will be fully operational by the end of 1997, there can be no assurance that such objective can be achieved within this time frame or that the Company will be able to successfully establish such an operation.

  Collection Policy

      The Company employs a stringent collection policy, which is implemented by World Omni on a case-by-case basis. Rather than mailing past-due notices, the Company's policy is to immediately begin a proactive collection effort when the account becomes five days past due. The extent of the Company's actions with respect to delinquent Loans is measured against the extent of the delinquency. Generally, the Company's policy is to work with the customer to permit the customer to keep the automobile and continue making payments. However, the Company takes more aggressive action if the customer fails to continue making payments. Generally, the Company reviews whether to begin the process of repossession when payments are 45 days past due. Repossessions are handled by independent licensed repossession firms engaged by the Company. Generally, the Company's collection policy permits Loan extensions twice during the term of financing, assuming the borrower meets the following criteria: (i) no extensions are permitted until the borrower has made the first six full payments on the contract in a timely manner and (ii) a second extension is permitted if a borrower has made an additional six payments since the first extension in a timely manner.

  Management Information Systems

      The Company uses advanced computer systems and software specifically tailored for use by the Company to automate Loan purchasing and servicing. The Company enters an applicant's data into the system for review by credit investigators at the Company's office. Once investigators confirm the applicant's information and complete the credit file, the application is forwarded to a Company credit analyst for on-line review. After the analyst makes a decision about the application, the result is telephoned and faxed to the submitting Dealer. The Company believes that the capabilities and flexibility of its application processing and its computer system provide the Company with a competitive advantage.

      The Company maintains a local-area network of workstations that has a dedicated connection to World Omni's computer systems. This integrated system allows the Company and World Omni to share information about a customer from the time of Loan origination through any collection and repossession procedures, if necessary. Such integration allows the Company to monitor its delinquencies on a "real time" basis. Since World Omni handles collections and repossessions for the Company, all information about each Loan is already in World Omni's database if such actions become necessary. The Company's computer systems provide the ability to track all Loan details, assess losses and identify trends among customers. This information is valuable in determining which consumers are more likely to default on Loans and lessening the chance of extending Loans to higher-risk customers.

LOAN PORTFOLIO

  General

      The Company's ability to continue to increase the number of Loans it purchases depends, in part, upon its ability to continue to effect securitization transactions or to establish alternative long-term financing arrangements and to obtain sufficient financing upon acceptable terms under interim credit facilities. These transactions and facilities will, in turn, require the Company to obtain additional subordinated debt and/or equity financing over time. If the Company is unable to obtain such financing, its ability to purchase Loans will be inhibited. The Company believes that it presently has sufficient capital to meet its cash requirements and to fund operations for approximately 12 to 15 months, assuming the Company completes regular securitizations during such 12- to 15-month period. Thereafter, the Company could be required to issue additional subordinated debt or equity. No assurance can be given, however, that the Company will have access to the capital markets in the future for debt or equity issuances or for securitizations, or that financing through borrowings or other means will be available on terms acceptable to the Company to satisfy the Company's cash requirements needed to implement its business strategy. The Company's inability to access the capital markets or obtain financing on acceptable terms could have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Loan Statistical Profile

      The tables below set forth an analysis of Loans purchased by the Company from inception through the dates specified. The Company has been able to increase significantly the number of Loans in its servicing portfolio since its inception while maintaining a consistent profile of key Loan parameters.

                                                          As of
                   ------------------------------------------------------------------------------------
                    Dec. 31, March 31, June 30, Sept. 30, Dec. 31, March 31, June 30, Sept. 30, Dec. 31,
Total Portfolio       1994     1995     1995      1995     1995      1996      1996     1996      1996
                      -----    ----     ----      ----     ----      ----      ----     ----      ----
($ in millions)
Aggregate number
  of Loans
  purchased.....       300    1,095     2,015     3,018    3,886     5,071     6,557    8,423    10,675
Average amount
  funded........   $11,986  $11,626   $11,578   $12,025  $12,121   $12,023   $11,942  $11,913   $11,999
Weighted average
  initial annual
  percentage rate    17.83%   18.38%    18.43%   18.35%   18.31%    18.41%    18.50%   18.63%    18.67%
Weighted average
  initial term
  (months)......      54.6     52.1      51.9      52.3     52.5     52.0      53.6      53.7      51.7
Weighted average
  initial yield     21.17%   21.73%    21.78%    21.56%   21.45%   21.50%    21.68%    21.75%    21.80%

  New vs. Used Automobile Loans

      The Company's portfolio of outstanding Loans as of December 31, 1996 consisted of 32% new automobile Loans and 68% used automobile Loans. The Company prefers to finance used automobiles because of the significant depreciation on new automobiles (in case of repossession) relative to used automobiles and the higher interest rates the Company is permitted to charge under certain state laws on used automobile Loans.


                                                                    (As of December 31, 1996)
                                                                    -------------------------
                                                                Percentage of
                                                     Current    Total Current                   Percentage of
                                                    Principal     Principal     Number of       Total Numbers
                                                     Balance       Balance        Loans           of Loans
                                                     -------       -------        -----           --------
New..........................................     $ 33,171,612     32.25%           2,346          25.89%
Used.........................................     $ 69,680,492     67.75%           6,717          74.11%
                                                  ------------     -----           ------          ------

    Total....................................     $102,852,104    100.00%           9,063         100.00%
                                                  ============  =========          ======         =======


  Geographic Distribution of Loans

         The Company has purchased Loans from Dealers in 26 states. The largest concentration of business of the Company, based on Loan principal balance, is in the States of Georgia (approximately 39%), North Carolina (approximately 16%), South Carolina (approximately 9%) and Virginia (approximately 7%). Given this concentration, an economic slowdown, recession or a change in the regulatory or legal environment in one or more of these states could have a material adverse effect on the Company's financial condition and results of operations. Accordingly, the Company's growth strategy includes expanding its network of Dealers to other states.

         The list below indicates the geographic distribution of Loans outstanding as of December 31, 1996.

                                                                   Principal      Percentage of       Number of
State                                                               Balance     Principal Balance   Active Loans
-----                                                               -------     -----------------   ------------
Georgia.....................................................     $40,377,782          39.26%           3,481
North Carolina..............................................      16,418,179          15.96%           1,397
South Carolina..............................................       9,730,613           9.46%             908
Virginia....................................................       7,405,837           7.20%             631
Florida.....................................................       6,140,641           5.97%             538
Texas.......................................................       5,873,747           5.71%             428
California..................................................       3,083,930           3.00%             302
Tennessee...................................................       2,569,255           2.50%             205
Maryland....................................................       1,710,208           1.66%             146
Maine.......................................................       1,653,707           1.61%             220
Massachusetts...............................................       1,481,061           1.44%             181
Ohio........................................................       1,288,936           1.25%             124
Pennsylvania................................................       1,167,268           1.13%             133
All other states(1).........................................       3,950,940           3.85%             369
                                                                ------------        -------            -----
  Total.....................................................    $102,852,104         100.00%           9,063
                                                                ============         ======            =====

------------------
(1)      No state other than those listed represents more than 1% of the principal balance of Loans outstanding.


SECURITIZATION PROGRAM

         The Company currently funds its purchases of Loans primarily through an asset securitization program that involves (i) the securitized warehousing of all of its Loans through their daily sale (the "Revolving Securitization") to a bankruptcy-remote master trust (the "Master Trust") pursuant to the Revolving Securitization, followed by (ii) the refinancing of such warehoused Loans from time to time through their transfer by the Master Trust to a discrete trust ("Permanent Securitizations"), thereby creating additional availability of capital from the Master Trust.

         Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for certain cash and residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B Certificates, deposit of funds to a restricted cash account as a reserve for future Loan losses (which provides additional credit enhancement for the holders of the Class B Certificates) and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates.

         In November 1995, the Master Trust refinanced $42 million of its receivables in a private placement of asset-backed securities through a Permanent Securitization. In such transaction, the National Auto Finance 1995-1 Trust (the "1995-1 Trust") was formed and issued $42 million of asset-backed securities to various private investors. In November 1996, the National Auto Finance 1996-1 Trust (the "1996-1 Trust") was formed and the Master Trust refinanced $68 million of its receivables in a public offering by the 1996-1 Trust of asset-backed securities through a Permanent Securitization. Payment of principal of, and interest on, $38 million and $62 million, respectively, of the securities issued in such transactions is insured by payment guarantees issued by Financial Security Assurance Inc. ("FSA"), and such securities are rated AAA by Standard & Poor's Rating Services ("S&P") and Aaa by Moody's Investors Service, Inc. ("Moody's"). The proceeds of each such Permanent Securitization transaction were used by the Master Trust to repay the then-outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company expects additional Permanent Securitizations to be consummated in the future in order to refinance periodically amounts outstanding under such Class B Certificates.

         Collection of the indebtedness evidenced by the Loans in each of the Master Trust, the 1995-1 Trust and the 1996-1 Trust and related administration is handled by World Omni. The Company acts as master servicer for the Loans sold to each of the trusts and receives monthly fees from the trusts at base rates of 2% per annum for the 1995-1 Trust and the 1996-1 Trust and 4% per annum for the Master Trust, plus certain late fees and prepayment charges received on the securitized Loans.

         The Company relies in part on cash flow from the Master Trust to support its operations. Since the Master Trust's interest rates under the Revolving Securitization are floating and the interest rates charged on the Loans (which are generally at or near the maximum rates permitted by applicable state laws) are fixed, increases in the interest rates incurred with respect to the Class B Certificates could have a material adverse effect both on cash flows from the Master Trust and on the Company's net income, thereby adversely affecting the Company's financial condition and results of operations. In order to mitigate the negative impact of rising interest rates, the Master Trust has entered into interest rate swap agreements, which have the effect of fixing the rates charged on a portion of the Master Trust's indebtedness. Although these agreements provide the Master Trust (and therefore the Company) some protection against rising interest rates, these agreements also reduce the benefits to the Master Trust (and therefore to the Company) when interest rates decline below the rates set forth in such agreements. In addition, upon refinancing of Loans through Permanent Securitizations, the interest spread with respect to such refinanced Loans may be fixed.

            Flow Chart of a Securitization Transaction by the Company
            ---------------------------------------------------------


      The diagram below (which omits certain intermediate steps) generally illustrates the Company's securitization of a Loan:




                                     ----------
                                    |  NAFCO   | <------------
                                     ----------               |
                                       |  /|\                 |
                                       |   |                  |
 --------------------------            |   |                  |
| lender (First Union) with|    sale   |   |      payment     |      servicing
| respect to revolving     |     of    |   |       for        |         fees
| securitization facility  |    loans  |   |       loans      |
 --------------------------            |   |                  |
      | /|\                            |   |                  |
      |  |    Class B                 \|/  |                  |
      |  |   Certificates            ------------             |
      |   ------------------------- |   master   |            |
       ---------------------------> |   trust    | -----------
             funding of              ------------
           payment for loans           |  /|\
                                       |   |
                                       |   |
                       transfer        |   |      payment
                          of           |   |        for
                         loans         |   |       loans
                                       |   |
                                       |   |
                                      \|/  |
                             --------------------------
                            | permanent securitization |
                            |          trust           |
                             --------------------------
                                       |  /|\
                                       |   |
     payment           issuance of     |   |      payment
guarantor (FSA) --->  asset-backed     |   |        for
                       securities      |   |     securities
                                       |   |
                                      \|/  |
                                    --------------
                                   |   investors  |
                                    --------------

COMPETITION

         The non-prime credit market is highly fragmented, consisting of a few national and many regional and local competitors. Existing and potential competitors include well-established financial institutions, such as commercial banks, credit unions, savings and loan associations, small loan companies, leasing companies and captive finance companies owned by automobile manufacturers and others. Many of these financial institutions do not consistently solicit business in the Non-Prime Consumer credit market. The Company believes that captive finance companies generally focus on new car financing and direct their marketing efforts to the Non-Prime Consumer market only when inventory control and/or production scheduling requirements of their parent organization dictate a need to enhance sales volumes, and then exit the market once such sales volumes are satisfied. The Company also believes that regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loan associations in the Non-Prime Consumer credit market. As a result, the Non-Prime Consumer credit market is primarily serviced by smaller finance companies that solicit business when and as their capital resources permit. Due to the lack of major, consistent financing sources and the absence of significant barriers to entry, many companies have entered this market in recent years, including well-capitalized public companies. Recent entrants include General Electric Capital Corporation, whose indirect finance program consists of relationships with several small, regional independent non-prime automobile finance companies. In addition, Ford Motor Credit Company, Mellon Bank Corporation, KeyCorp and Southern National Corp. have all recently devoted resources to the Non-Prime Consumer market. In addition, there are several other moderately-sized independent non-prime auto finance companies doing business in numerous states throughout the United States, and there have been several independent finance companies that have also recently entered the market.

         The Company believes that no one competitor or group of competitors has a dominant presence in the Non-Prime Consumer market segment of "B-," "C+" and "C" credit consumers. The Company's strategy is designed to capitalize on the lack of a major national financing source in this market niche. The Company believes that competitors in its principal geographic markets include the Money Store, AutoFinance Group, Inc. (recently merged into Key Auto Inc.), Auto One Acceptance Corp. and First Merchants Acceptance Corp.

REGULATION

         The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. The Company's business operations are conducted with Dealers located in 26 states and, accordingly, the laws and regulations of such states govern the Company's operations. Most states in which the Company purchases Loans (i) limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the Loans that the Company purchases and (ii) define the Company's rights to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its finance operations in 11 of the 26 states in which the Company currently purchases Loans. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

         Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in automotive financing. Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z and the Soldiers' and Sailors' Civil Relief Act.

         In addition, the Federal Trade Commission ("FTC") has adopted a limitation on the holder-in-due-course rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses that the purchaser could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's Rule on Sale of Used Vehicles requires that all sellers of used automobiles prepare, complete and display a Buyer's Guide which explains the warranty coverage for such automobiles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

         Certain states in which the Company operates have adopted motor vehicle retail installment sales acts or variations thereof. Certain states have adopted the Uniform Consumer Credit Code, subject to certain variations. This law and similar laws in the other states in which the Company purchases Loans regulate, among other things, the interest rate, fees and other charges and terms and conditions of motor vehicle retail installment loans. These laws also impose restrictions on consumer transactions and require disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply. In addition, certain states impose plain-language restrictions on the textual provisions of motor vehicle retail installment sales contracts in the context of consumer credit transactions. Furthermore, certain states or municipalities require that a creditor provide a purchaser of a motor vehicle with a foreign-language translation of the entire motor vehicle retail installment sale contract if the contract was negotiated in a language other than English. The plain-language and foreign-language laws impose specific liabilities on creditors who fail to so comply.

         The laws of certain states grant to the purchasers of vehicles certain rights of rescission under so-called "lemon laws." Under such statutes, purchasers of motor vehicles may be able to seek recoveries from, or assert defenses against, the Company.

         In the event of default by an obligor, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"), except where specifically limited by other state laws. The remedies of a secured party under the UCC include the right to repossession by self-help means, unless such means would constitute a breach of the peace. In the event of default by the obligor, some jurisdictions require that the obligor be notified and be given time in which to cure the default prior to repossession. In addition, courts have applied general equitable principles to secured parties pursuing repossession or litigation involving deficiency balances.

         The UCC and other state laws require a secured party who has repossessed collateral to provide an obligor with reasonable notice of the date, time and place of any public sale and/or the date after which any private sale of the collateral may be held. The obligor has the right to redeem the collateral prior to actual sale.

         The proceeds from resale of financed vehicles generally will be applied first to the expenses of repossession and resale and then to the satisfaction of the Loan. A deficiency judgment can be sought in most states subject to satisfaction of statutory procedural requirements by the secured party and certain limitations as to the initial sale price of the motor vehicle. Certain state laws require the secured party to remit the surplus to any holder of a lien with respect to the vehicle or, if no such lienholder exists, the UCC requires the secured party to remit the surplus to the former owner of the financed vehicle.

         In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including federal bankruptcy laws and related state laws, may interfere with or affect the ability of the Company to realize upon collateral or enforce a deficiency judgment.

         The Company believes that it is in substantial compliance with all applicable material laws and regulations. Adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business. Because the Company generally charges the highest finance charges permitted by law, reductions in statutory maximum rates could directly impair the Company's profitability.

BANKING REGULATION

         IronBrand Capital LLC, a North Carolina limited liability company and an indirect wholly owned subsidiary of First Union ("IronBrand"), is a limited partner of the National Auto Partnership and is subject to certain banking laws, regulations and orders (collectively, the "Banking Laws"). IronBrand currently has an economic interest with respect to approximately 15% of the Common Stock held by the National Auto Partnership (or 9.03% of the outstanding shares of Common Stock as of March 27, 1997). Based upon several factors, including the overall performance of the First Union Strategic Alliance and the total market value of the Company over a specified time period, IronBrand may obtain an economic interest with respect to an approximate additional 34% of the Common Stock held by the National Auto Partnership. Any such increase would be non-dilutive to the public stockholders of the Company. As a result of IronBrand's indirect beneficial ownership interest in the Company through the National Auto Partnership, the Company has agreed, in order to facilitate IronBrand's compliance with applicable Banking Laws, to engage solely in activities that are permissible for national banks as determined by Banking Laws in effect from time to time. Accordingly, the Company has agreed to be subject to the supervision and examination of the Office of the Comptroller of the Currency (the "OCC"), one of the principal regulatory bodies having jurisdiction over First Union and the First Union Partner. The OCC has reviewed the First Union Strategic Alliance and the terms thereof, and the OCC's written approval was required in order for the First Union Strategic Alliance to be consummated. If IronBrand determines that any proposed activities of the Company are impermissible for national banks, it has the right to prevent the Company from engaging in such activities. Management does not believe, however, that the Banking Laws will impact significantly the manner in which the Company intends to conduct or expand its business or product and service offerings, although there can be no assurance that the Banking Laws will not have such an effect.

EMPLOYEES

         At December 31, 1996, the Company had 67 employees, of whom 15 held marketing positions, 46 held administrative positions and 6 held senior management positions.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                 AGE              POSITION WITH THE COMPANY                           OFFICE HELD SINCE
----                                 ---              -------------------------                           -----------------
Gary L. Shapiro..................... 47    Chairman of the Board, Chief Executive Officer                   October 4, 1996
Keith B. Stein...................... 39    Vice Chairman, Treasurer, Secretary                              October 4, 1996
Roy E. Tipton....................... 42    President                                                        October 4, 1996
William G. Magro.................... 47    Executive Vice President                                         October 4, 1996
Blane H. McDonald................... 40    Vice President and Chief Operating Officer                       October 4, 1996
Kevin G. Adams...................... 40    Vice President and Chief Financial Officer                       October 4, 1996
Stephen R. Stack.................... 38    Senior Vice President-Sales and Marketing                        October 4, 1996
Tim W. Carter....................... 46    Vice President-Planning and Development                          October 4, 1996

         Gary L. Shapiro is the Chairman of the Board of Directors and the Chief Executive Officer of the Company, and has been the Chairman and Chief Executive Officer of National Auto Finance Corporation (the "National Auto General Partner"), the general partner of the National Auto Partnership, since October 1994. Mr. Shapiro has been the Chairman and Chief Executive Officer of National Financial Companies LLC (the successor to National Financial Corporation) for more than the past five years. Mr. Shapiro served as a partner in the firm of Mailman, Ross, Toyes and Shapiro, Certified Public Accountants, from November 1973 to March 1982. In 1981, Mr. Shapiro founded National Machine Tool Finance Corporation ("National Tool"), a machine tool finance company. He served as President of National Tool until 1990.

         Keith B. Stein is the Vice Chairman, Secretary, Treasurer and a Director of the Company, and has been the Executive Vice President and Assistant Secretary of the National Auto General Partner since January 1995, and a Managing Director of National Financial Companies LLC since January 1995. Mr. Stein served from March 1993 to September 1994 as Senior Vice President, Secretary and General Counsel of WestPoint Stevens Inc. after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein has been a director of DVL, Inc., a public company engaged in the real estate finance business, since September 1996.

         Roy E. Tipton is the President and a Director of the Company, and has been the President of the National Auto Partnership since May 1994. Mr. Tipton served from April 1992 to May 1994 as the President of Stanford Automotive Financial Company, an automobile finance company. He served from April 1991 to April 1992 as a Regional Manager of Primus Auto Company, an automobile finance company ("Primus"). Mr. Tipton served in several capacities at each of Ford Motor Credit Company from June 1975 to September 1985 and at World Omni from September 1985 to February 1990.

         William G. Magro is the Executive Vice President of the Company, and has been the Executive Vice President of the National Auto Partnership since September 1994. Mr. Magro served from January 1985 to August 1994 as a Director of Collection and Client Services for World Omni. He served from January 1972 to December 1984 as a Collection Supervisor and a Dealer Relations Supervisor at General Motors Acceptance Corp.

         Blane H. McDonald is the Vice President and Chief Operating Officer of the Company, and has been the Vice President and Chief Operating Officer of the National Auto Partnership since July 1994. He served from February 1994 to July 1994 as a Vice President of Operations of AutoLend Corporation, an automobile finance concern. Mr. McDonald served from February 1992 to February 1994 as a Vice President of Operations of Stanford Automotive Financial, an automobile finance company. Mr. McDonald served from October 1990 to January 1992 as Sales Representative for the State of Florida at Primus. Mr. McDonald served in various positions from August 1984 to September 1990 at World Omni and from February 1982 to July 1984 at General Motors Acceptance Corporation.

         Kevin G. Adams is the Vice President and Chief Financial Officer of the Company, and has been a Vice President and Chief Financial Officer of the National Auto Partnership since July 1994. He served from December 1992 to October 1994 as Vice President-Finance of National Financial Companies LLC. Mr. Adams served from September 1983 to June 1992 as a Vice President and Chief Financial Officer of National Tool.

         Stephen R. Stack is the Senior Vice President - Sales and Marketing of the Company and has been Vice President of the National Auto Partnership since December 1995. Mr. Stack served from March 1990 through September 1995 in various executive positions (including as executive director) with Alamo Rent-A-Car, Inc., an automobile rental concern. From 1976 through 1989, Mr. Stack held various positions with General Motors Acceptance Corporation.

         Tim W. Carter is the Vice President - Planning and Development of the Company and has been the Vice President of the National Auto Partnership since February 1996. Mr. Carter served from July 1991 to February 1996 as the Director of

Development of World Omni. Mr. Carter held various positions with World Omni from March 1988 to July 1991.

ITEM 2.  PROPERTIES.

         The Company's headquarters are located at 621 N.W. 53rd Street, Suite 200, Boca Raton, Florida 33487. The Company currently has leases on approximately 17,000 square feet of office space on favorable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in, and none of the Company's property is subject to, any material pending litigation. Nevertheless, the Company may be involved from time to time in routine litigation incidental to its business, none of which is likely to have a significant negative impact on the business, income, assets or operation of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      Market Information.

         In connection with the Offering, the Common Stock was accepted for quotation in the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ-NMS") on January 29, 1997. The Common Stock is quoted in NASDAQ-NMS under the symbol "NAFI." The shares issued and sold pursuant to the Offering were registered on a Registration Statement on Form S-1 (File No. 333-13667) filed with the Commission on October 8, 1996, as amended on November 25, 1996, January 9, 1997 and January 28, 1997, and declared effective by the Commission on January 29, 1997.

         Set forth below is the range of high and low bid quotations reported in NASDAQ-NMS for the period from January 29, 1997 through and including March 27, 1997:

                  Period                                                          High Bid            Low Bid
                  ------                                                          --------            -------
         January 29, 1997 through and including March 27, 1997                      9-7/8              7-3/4

         On March 27, 1997, the average of the high and low bid and asked prices for the Common Stock quoted in NASDAQ-NMS was 8-1/4 and 7-3/4, respectively.

         (b)      Holders.

         As of March 27, 1997, there were approximately 23 record holders of the Common Stock.

         (c)      Dividends.

         The Company has never paid cash dividends and has no present intention of paying cash dividends on the Common Stock. The Company is a party to certain Note Purchase Agreements (collectively, the "Note Purchase Agreements") relating to the issuance of certain subordinated notes that remain outstanding (the "Senior Subordinated Notes"), each of which Note Purchase Agreement is dated as of August 7, 1996, with Morgan Guaranty Trust Company of New York, as trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York; Morgan Guaranty Trust Company of New York, as trustee of the Multi-Market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York; and Morgan Guaranty Trust Company, as investment manager and agent for an institutional investor (collectively, the "Morgan Group"). The Note Purchase Agreements generally prohibit the Company's payment of dividends on its Common Stock, subject to certain qualifications and exceptions. Subject to such qualifications and exceptions, any future determination by the Company to pay cash dividends on its Common Stock will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors, as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company for the fiscal years ended December 31, 1996 and 1995 and the period from October 1, 1994 (date of inception) to December 31, 1994, respectively. The selected consolidated financial data presented herein are derived from, and are qualified by reference to, the financial statements of the Company audited by KPMG Peat Marwick LLP, independent auditors, which are included under Item 8 of this Annual Report on Form 10-K, and should be read in conjunction with those financial statements and the notes thereto.

         The Company commenced operations in October 1994. Consequently, financial information with respect to the Company is available only since October 1994. This information is not necessarily indicative of the Company's future performance. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere herein.

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                               1996            1995            1994
                                                               ----            ----            ----
                                                                         (In thousands)
INCOME STATEMENT DATA:
Gain on sales of Loans.................................       $12,178         $ 6,487          $  0
Gain on securitization of Loans purchased prior to
   January 6, 1995(1)..................................             0             639             0
Deferred gain on sales of Loans........................           762             241             0
Deferred servicing income..............................           866             219             0
Deferred income from securitizations...................           624               0             0
Interest income from cash investments..................           258              11            32
Other income...........................................           103              32             0
Finance charges earned.................................             0               0            95
Provision for credit losses(2).........................             0             182          (182)
                                                              -------       ---------   -----------
Total revenue..........................................        14,791           7,811           (55)
Operating expenses.....................................       (10,301)         (4,530)         (420)
                                                              --------      ---------   -----------
Net income (loss) before pro forma
   income tax expense..................................         4,490           3,281          (475)
Pro forma income taxes(3)..............................        (1,688)         (1,066)            0
                                                              --------      ----------  -----------
Pro forma net income (loss)............................       $ 2,802         $ 2,215         $(475)
                                                              ========      ==========  ===========
Pro forma earnings (loss) per share....................       $    .42        $   .33(4)      $(.07)
Pro forma weighted average shares outstanding(5).......      6,726,000      6,726,000     6,726,000

___________________
(1) Represents $639,000 gain on sale for Loans purchased between October 12, 1994 and January 16, 1995 and sold to the Master Trust on January 16, 1995 in connection with the Company's initiation of its Revolving Securitization program.

(2) Approximately 5%, or $182,000, of the $3.6 million of Loans purchased during the three months ended December 31, 1994 was set aside as a provision for possible Loan losses. This reserve was reversed when these Loans were sold to the Master Trust on January 16, 1995 in connection with the Revolving Securitization. Subsequently, all reserves for Loan losses have been accounted for by the Master Trust.





(3) The pro forma income taxes reflect the application of a combined federal and state income tax rate of approximately 38% as if the Company had been taxed as a "C" corporation for all periods presented. For the period ended December 31, 1995, taxes have been calculated at 38% after netting prior year's net operating loss from pro forma net income.

(4) Includes approximately $0.07 per share attributable to gains on Loans purchased between the Company's commencement of operations on October 12, 1994 and January 16, 1995, when the Company initiated its Revolving Securitization program.

(5) Adjusted to give effect to the sale by the Company of 2,000,000 shares of Common Stock in the Offering. Based on 7,026,000 shares of Common Stock outstanding as a result of the exercise of the underwriters' over-allotment option, pro forma net income (loss) per share would have been $.40, $.32, and ($.07) for 1996, 1995 and 1994, respectively.



                                                                          December 31,
                                                                          ------------
                                                                 1996          1995       1994
                                                                 ----          ----       ----
BALANCE SHEET DATA:
Total assets.........................................           $31,201     $12,003      $5,800
Senior Subordinated Notes payable....................            12,000           0           0
Junior Subordinated Notes payable....................             7,218       7,556       5,324
Total liabilities....................................            21,650       8,556       5,775
Partners' preferred equity...........................             2,296         482          48
Partners' equity.....................................             7,255       2,965         (23)



                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                 1996          1995       1994
                                                                 ----          ----       ----
LOAN PORTFOLIO INFORMATION:
Number of Loans purchased during
  period (not in thousands)..........................           6,789         3,586         300
Principal balance of Loans purchased
  during period......................................         $84,958       $45,972      $3,820



                                                                          December 31,
                                                                          ------------
                                                                 1996          1995       1994
                                                                 ----          ----       ----
Aggregate number of Loans purchased..................           10,675         3,886        300
Aggregate principal balance of Loans purchased.......         $134,773       $49,792     $3,820
Number of outstanding Loans..........................            9,063         3,586        300
Principal balance of outstanding Loans...............         $102,852       $43,145     $3,800
Net charge-offs as a percentage of aggregate
  principal balance of Loans purchased...............            2.62%         1.31%      0.00%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis provides information regarding the Company's consolidated financial condition as of December 31, 1995 and 1996, and its results of operations for the years ended December 31, 1995 and 1996. A discussion of other periods is not included below because the Company only commenced its operations in October 1994, and any comparison with the results of the full 1995 or 1996 fiscal years would not be analytically useful. This management's discussion and analysis should be read in conjunction with the preceding "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto and the other financial data included under Item 8 of this Annual Report on Form 10-K. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Consolidated Financial Statements, the notes thereto and the other consolidated financial data included under Item 8 of this Annual Report on Form 10-K.

OVERVIEW

         For all periods presented, the Company operated as two limited partnerships. As such, the income tax effects of all earnings or losses of the Company were passed directly to the partners and no provisions for income taxes were required.

         The Company's plan of operation for 1997 is to increase the number of Loans that it purchases, securitizes and services by (i) utilizing its Dealer Relations Managers to market the Company's products and services directly to Dealers (including Dealers with which the Company currently does not have a contractual relationship), (ii) further implementing the First Union Strategic Alliance, including the expansion of the scope thereof throughout FUSF's Southeastern and the Northeastern Franchises, (iii) implementing strategic referral and marketing alliances with several smaller financial institutions and Dealer groups with whom the Company has recently entered into contractual relationships for the purchase of Non-Prime Consumer Loans and (iv) strategically purchasing bulk portfolios of Non-Prime Consumer Loans meeting the Company's strict underwriting criteria from third-party originators of such Loans. The Company believes that it presently has sufficient capital to meet its cash requirements and to fund operations for approximately 12 to 15 months, assuming the Company completes regular securitizations during such 12- to 15-month period. Thereafter, the Company could be required to issue additional subordinated debt or equity.

HISTORICAL DEVELOPMENT AND GROWTH

         From the inception of the Company in October 1994 through January 16, 1995, the primary source of revenue for the Company was net interest income on Loans purchased by the Company. In January 1995, the Company began using a Revolving Securitization pursuant to which the Company sells its Loans on a daily basis to the Master Trust. The Revolving Securitization was implemented effective January 16, 1995. On that date, the Company sold to the Master Trust 407 Loans (approximately $5 million principal amount) that were purchased by the Company from October 12, 1994 through January 16, 1995. Thereafter, the Company commenced selling Loans purchased by it to the Master Trust on a daily basis. The Company's first Permanent Securitization, completed November 22, 1995, involved the transfer by the Master Trust to the 1995-1 Trust of Loans with an aggregate principal amount totaling $42 million. The Company's next Permanent Securitization, completed November 13, 1996, involved the sale by the Master Trust to the 1996-1 Trust of Loans with an aggregate principal amount totaling $68 million. The Company retains a residual interest and a cash investment with respect to each of the Master Trust, the 1995-1 Trust and the 1996-1 Trust, which are reflected as the "excess spread receivable" ("ESR") and the "spread accounts" on the Company's balance sheet. Since initiation of the Revolving Securitization, the Company's earnings have been primarily attributable to the gains recognized on the sale of Loans into the Master Trust. For the year ended December 31, 1996, such gains accounted for approximately 82% of the Company's revenues.

COMPONENTS OF REVENUE AND EXPENSES

         Revenues. The Company derives revenues principally from the purchase and daily sale of Loans to the Master Trust pursuant to the Revolving Securitization. In determining its reported gain from these securitization activities, the Company adds the total interest payments due from borrowers and the dollar amount of the discount at which the Loans were purchased from Dealers. The Company then deducts estimated reserves for future Loan losses, prepayments, borrowing charges and deferred servicing costs and discounts the remaining cash flow to its net present value. The resulting amount is reported as gain on securitization of finance receivables on the Company's income statement.

         In addition to interest income from cash investments, other revenues are earned primarily from amortization of the deferred servicing costs which are recognized to offset the direct servicing expenses incurred by the Company. Additional income is recognized from the monthly amortization of the deferred gain on sales of Loans attributable to the time value of money.

         Expenses. The Company's expenses consist of interest and operating expenses. Interest expense is the interest incurred on notes to certain affiliates of the Company and notes to certain institutional investors. See "Liquidity and Capital Resources" below.

         Operating expenses consist primarily of personnel, general, administrative and servicing expenses. Depreciation of the Company's capital expenditures for furniture and equipment that is being recognized over five years on a straight-line basis is also included in this category.

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1996, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

         Income from Operations. The Company reported income from operations of $4.5 million for the year ended December 31, 1996, an increase of 70%, as compared to income from operations of $2.6 million for the year ended December 31, 1995, after excluding $639,000 that represented income from Loans purchased from October 12, 1994 to January 16, 1995 and sold to the Master Trust in January 1995. The Company would have reported $2.8 million of pro forma net income after a provision for income taxes for the year ended December 31, 1996, an increase of 58%, as compared to pro forma net income of $1.8 million for the year ended December 31, 1995, after excluding approximately $439,000 of pro forma net income from Loans purchased from October 12, 1994 to January 16, 1995 and sold to the Master Trust in January 1995.

         Gain on Sales of Loans. The Company's Loan purchasing and servicing operations expanded significantly during the year ended December 31, 1996, as compared to the year ended December 31, 1995. The Company purchased from Dealers and subsequently sold to the Master Trust $84.9 million principal amount of Loans, or 6,789 Loans, during the year ended December 31, 1996, as compared to $46.0 million principal amount of Loans, or 3,586 Loans, purchased from Dealers and subsequently sold to the Master Trust during the year ended December 31, 1995. For the year ended December 31, 1996, the Company recognized a gain on sales of Loans of $12.2 million, representing an 87.7% increase over the $6.5 million of gains recognized for the year ended December 31, 1995, excluding $639,000 from the sale of Loans purchased in 1994. This increase was primarily the result of an 84.6% increase in the dollar volume of Loans purchased and subsequently sold to the Master Trust for the year ended December 31, 1996, as compared to the year ended December 31, 1995.

         The table below sets forth certain information relating to the Company's Loan purchasing activities, including, specifically, the number and aggregate principal amount of Loans purchased, the aggregate amount funded to Dealers and the related amount of deferred gain and deferred servicing revenue from the securitization of such Loans:

                                                                                 Year Ended
                                                                                December 31,
                                                             ------------------------------------------------
                                                                   1996            1995               1994
                                                                             (dollars in thousands)

Number of Loans purchased during period...................        6,789            3,586                 300

Principal balance of Loans purchased during period........      $84,958          $45,972              $3,820
Amount funded(1)..........................................       80,956           43,505               3,596
Percent sold to trusts....................................       100.00%          100.00%               0.00%
Gain on sales of Loans....................................       12,178            7,126(2)                0
Amortization of deferred gain and servicing...............        1,628              460                   0
Gain on sale revenue as a percent of total revenue........        82.33            91.22                   0

------------------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer (i.e., the amount actually paid to a Dealer), calculated as the principal of the Loan purchased less a negotiated discount.

(2) Includes $639,000 of gain on sale for Loans purchased between October 12, 1994 and January 16, 1995 and sold to the Master Trust in connection with the Revolving Securitization on January 16, 1995.

Loan Loss Provision

         The Company's gain on sale of Loans calculation assumes potential charge-offs from the Loan portfolio securitized. For the year ended December 31, 1996, the provision for Loan losses (recorded at the Trust level) was approximately $5.7 million, or 7.0% of the amount funded, as compared to approximately $2.2 million, or 5% of the amount funded for the year ended December 31, 1995. An increase in losses above levels provided for could result in reduced cash flow to the Company and a possible write-down of the ESR and spread account.

Loan Prepayment Provision

         The Company's gain on sale of loans calculation assumes estimates of potential prepayments from the Loan portfolio securitized. For the year ended December 31, 1996, the provision for Loan prepayments (recorded at the Trust Level) was approximately $11.1 million, or 13.71% of the amount funded, as compared to approximately $4.9 million, or 11.32% of the amount funded, for the year ended December 31, 1995.

Other Income

         The Company generated approximately $2.6 million of other income for the year ended December 31, 1996, as compared to $685,000 for the year ended December 31, 1995. The principal sources of the Company's other income were $762,000 of amortized deferred gain, $866,000 of servicing income and $361,000 of interest and miscellaneous income for the year ended December 31, 1996, as compared to $241,000, $219,000 and $225,000, respectively, for the year ended December 31, 1995. An additional $624,000 was recognized for the year ended December 31, 1996 from the amortization of additional deferred gain that resulted from the transfer of receivables from the Master Trust to the 1995-1 Trust. This deferred gain resulted from the fact that the Permanent Securitization was accomplished at a lower borrowing rate than the Company assumed in calculating its gain on the sale of such Loans to the Master Trust.

Operating Expenses

         The Company reported operating expenses of $9.8 million (net of depreciation and amortization expense of approximately $492,000) for the year ended December 31, 1996, as compared to approximately $4.3 million (net of depreciation and amortization expense of approximately $183,000) for the year ended December 31, 1995. These expenses consisted primarily of interest on subordinated notes and personnel, general, administrative (including origination and other operating expenses) and servicing expenses. The increase in expenses, from 55.65% of revenues as of December 31, 1995 to 66.31% as of December 31, 1996, reflected the growth in the number of Loans purchased and serviced by the Company, the hiring of additional senior management and the other start-up costs associated with implementation of the First Union Strategic Alliance. Management currently expects that operating costs will continue to rise throughout fiscal year 1997 as a result of anticipated growth in the number of Loans purchased and serviced by the Company and the hiring of additional personnel in connection with the expansion of the First Union Strategic Alliance to FUSF's Northeastern Franchise, and the establishment of the Company's own in-house servicing operation. Increased operating expenses will decrease the Company's operating margins and the Company's overall profitability.

         Personnel expenses for the year ended December 31, 1996 were approximately $3.6 million, as compared to approximately $1.7 million for the year ended December 31, 1995. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The increase in personnel expenses primarily reflected the growth in the amount of Loans purchased and serviced by the Company, the hiring of additional senior management and the other start-up costs associated with implementation of the First Union Strategic Alliance. The Company's number of full-time employees increased from 38 as of December 31, 1995 to 67 as of December 31, 1996. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company's Loan purchasing and intended future in-house servicing activities.

         General and administrative expenses for the year ended December 31, 1996 were approximately $3.7 million, as compared to approximately $1.8 million for the year ended December 31, 1995. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses and management information systems expenses. The increase in expenses primarily reflected the hiring of additional senior management and the other start-up costs associated with the implementation of the First Union Strategic Alliance.

         Interest expense for the year ended December 31, 1996 was $1.2 million, as compared to $498,000 for the year ended December 31, 1995. This increase is a result of the interest expense incurred on $12,000,000 aggregate principal amount of Senior Subordinated Notes and related Deferred Additional Interest Notes (as defined in Item 8 below). The Junior Subordinated Notes (as defined in
Item 8 below) bear interest at a rate of 8% per annum, payable quarterly in arrears, commencing September 30, 1996. The Senior Subordinated Notes bear interest at a rate of 10% per annum payable quarterly in arrears, commencing October 31, 1996.

         Servicing expenses for the year ended December 31, 1996 were $1.3 million as compared to $371,000 for the year ended December 31, 1995. Servicing expenses consist primarily of a monthly fee to an outside servicer for each active Loan. Servicing fees paid to World Omni for the year ended December 31, 1996 were $1,100,000, as compared to $326,000 for the year ended December 31, 1995. The increase in servicing expenses primarily reflected the growth in the amount of Loans purchased and serviced by the Company. The Company's total serviced Loan portfolio was approximately $102.9 million, or 9,063 outstanding Loans, as compared to approximately $43.1 million, or 3,586 outstanding Loans, as of December 31, 1995.

FINANCIAL CONDITION

         As of December 31, 1996, the Company had total assets of $31.2 million, as compared to $12.0 million as of December 31, 1995. For the years ended December 31, 1996 and December 31, 1995, these assets consisted primarily of cash, subordinated securities and ESRs from the securitization trusts.

         As of December 31, 1996, the Company had cash and cash equivalents totaling approximately $5.0 million. As of such date, the Company also had approximately $2.1 million in cash balances held in restricted bank accounts representing credit enhancement in the form of Loan loss reserves for the securitization trusts, which amount was included in the total amount of the Company's ESRs as of such date.

         As of December 31, 1996, the Company retained approximately $15.2 million of ESRs and approximately $8.2 million of subordinated securities. These assets represented 75% of the total assets of the Company as of such date. The value of these assets would be reduced in the event of a material increase in the Loan loss and prepayment experience relative to the amounts estimated by the Company for such items at the time of the sale of the related Loans to the Master Trust.

         As of December 31, 1996, the principal amount owed by the Company on Junior Subordinated Notes was approximately $7.4 million (including $144,000 of accrued interest), which bear interest at an annual rate of 8%. Interest in the amount of $968,000 accrued on such notes through September 30, 1996 was paid in 1996. Principal in the amounts of $4.5 million and $666,000 were paid to holders of the Junior Subordinated Notes on February 3, 1997 and March 7, 1997, respectively.

         In August 1996, the Company sold $12,000,000 aggregate principal amount of Senior Subordinated Notes and related Deferred Additional Interest Notes. In connection with the reorganization of the Company the Deferred Additional Interest Notes were exchanged for 470,000 shares of Common Stock, representing 10% of the outstanding Common Stock immediately following the reorganization of the Company, and the Senior Subordinated Notes became the obligation of the Company.

LOAN LOSS AND DELINQUENCY EXPERIENCE

         The Company regularly reviews the performance of Loans that it has originated and sold. The Company also reviews the impact of Loan performance on the collectibility of the ESR and the timing thereof. Loan loss assumptions used in calculating the gain on sale of Loans and evaluating the ESR are set at levels considered to be sufficient to cover the expected future losses on existing Loans. Changes in reserves are based directly on the dollar value of the Loans transferred to the Master Trust, historical loss experience and, to a lesser extent, current economic conditions and other factors that management deems relevant. Losses are continuously monitored on an overall portfolio and individual month-of-purchase static pool basis.

         The Trust's charge-off policy is based upon a Loan-by-Loan review of delinquent accounts. The Company generally charges off a Loan at the time management determines it to be uncollectible.

         As of December 31, 1996, the Loans acquired and sold by the Company had net charge-offs of $3.5 million, or 2.62% of the aggregate principal balance of Loans purchased since October 1994, as compared to $650,000, or 1.31%, as of December 31, 1995.

         The Company monitors historical loss experience on a static pool basis. Loans acquired and sold to the Master Trust in each calendar month are segregated into individual static pools. The Company considers a pool of Loans to be "seasoned" when it has been aged for an average of 18 to 24 months. Actual pool losses are then compared to the estimates for the net loss reserve for each pool that were established at the pools' inception and adjustments for any additional losses will be reflected in the current period earnings. As of December 31, 1996, no such additional loss adjustments have been made.

         The following table summarizes the Trusts' Loan loss and repossession loss experience:

                                                                                As of December 31,
                                                                 ----------------------------------------------
                                                                 1996              1995                 1994
                                                                 ----              ----                 ----
                                                                            (dollars in thousands)
Aggregate number of Loans purchased.......................       10,675            3,886                  300
Aggregate principal balance of Loans purchased............     $134,773          $49,792               $3,820
Principal balance of outstanding Loans....................     $102,852          $43,145               $3,800
Number of outstanding Loans...............................        9,063            3,586                  300

Gross charge-off principal balance(1).....................        7,760            1,447                    0
Liquidation recoveries....................................       (4,232)            (797)                   0
                                                               ---------         -------              -------

Net charge-offs...........................................        3,528              650                    0

Net charge-offs as a percentage
  of aggregate principal balance
  of Loans purchased......................................         2.62%            1.31%               0.00%

Principal balance of Loans related
  to vehicles held in inventory...........................        2,266              553                   $0

------------------

(1)  Does not include vehicles repossessed and held in inventory.

         The Company considers a Loan to be delinquent if the borrower fails to make any payment substantially in full on or before the due date as specified by the terms of the Loan. The Company typically initiates contact with borrowers whose payments are not received by the due date on the fifth day following the due date. The following table summarizes the delinquency experience with respect to outstanding Loans sold to the Master Trust:

                                                                             As of December 31,
                                                              ---------------------------------------------
                                                               1996                  1995             1994
                                                               ----                  ----             ----
                                                            (Three Months)           (Dollars in thousands)
Number of Loans...........................................      9,063              3,586                 300
Principal balance outstanding.............................  $ 102,852           $ 43,145            $  3,800

Period of delinquency
  31 to 60 days...........................................      6,104              2,148                   0
  61 to 90 days...........................................      1,596                157                   0
  91 days or more, average................................        487                 46                   0

Total delinquencies.......................................  $   8,187           $  2,351            $      0
Total delinquencies as a percentage of the current
  principal balance of outstanding Loans..................       7.95%              5.45%                  0%

         Management of the Company believes that the payment practices of Non-Prime Consumers are partially a function of seasonality. Since Non-Prime Consumers typically have low disposable incomes, they frequently tend to fall behind in payments on their Loans during the early winter months, when the holiday season generates demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs and other seasonal demands on their disposable income. As a result, absent unforeseen circumstances, management expects delinquencies to be highest in the first calendar quarter and the fourth calendar quarter of each year. Generally, there is a 60- to 120-day lag between initial delinquency and charge-off.

         Since October 1994, the Company has maintained, at its own expense, supplemental vendor's single interest insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) and instances where neither the vehicle nor the borrower can be found.

LIQUIDITY AND CAPITAL RESOURCES

         General

         Since inception, the Company has funded its operations and the growth of its Loan purchasing activities primarily through five principal sources of capital: (i) cash flows from operating activities, (ii) proceeds from securitization transactions, (iii) cash flows from servicing fees, (iv) proceeds from the issuance of senior subordinated debt to institutional investors, and
(v) proceeds from the issuance of junior subordinated debt to, and from the capital contributions of, certain affiliates of the Company. In the future, the Company expects that a portion of the proceeds of the Offering will also be used to fund operations.

         Securitization Program

         The Company currently funds its purchases of Loans primarily through an asset securitization program that involves (i) the securitized warehousing of all of its Loans through their daily sale to the Master Trust pursuant to the Revolving Securitization, followed by (ii) the refinancing of such warehoused Loans, from time to time, through Permanent Securitizations.

         Specifically, pursuant to the Revolving Securitization the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued Class B Certificates, which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and Class C Certificates, representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B Certificates, deposit of funds to a restricted cash account as a reserve for future Loan losses (which provides additional credit enhancement for the holders of the Class B Certificates) and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates.

         The Company is required to maintain a minimum equity position in the Revolving Securitization of 10% of the net serviced receivables. This equity currently consists of cash invested by the Company and the unamortized dealer discount. As of December 31, 1996, the Company had a 12.32% equity investment in the Revolving Securitization.

         In November 1995, the Master Trust refinanced $42.0 million of its receivables in a private placement of asset-backed securities through a Permanent Securitization. In such transaction, the 1995-1 Trust was formed and issued $42.0 million of asset-backed securities to various private investors. In November 1996, the 1996-1 Trust was formed and the Master Trust refinanced $68.0 million of its receivables in a public offering by the 1996-1 Trust of asset-backed securities through a Permanent Securitization. Payment of principal of, and interest on, $38.0 million and $62.0 million, respectively, of the securities issued in such transactions is insured by payment guarantees issued by FSA, and such securities are rated AAA by S&P and Aaa by Moody's. The proceeds of each of such Permanent Securitization transaction were used by the Master Trust to repay the then-outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company expects additional Permanent Securitizations to be consummated in the future in order to refinance periodically amounts outstanding under such Class B Certificates.

         Collection of the indebtedness evidenced by the Loans in each of the Master Trust, the 1995-1 Trust and the 1996-1 Trust and related administration is handled by World Omni. World Omni is primarily responsible for invoicing customers, and collecting and processing payments. The Company acts as master servicer for the Loans sold to each of the trusts and receives monthly fees from the trusts at base rates of 2% per annum for each of the 1995-1 Trust and the 1996-1 Trust and 4% per annum for the Master Trust, plus certain late fees and prepayment charges received on the securitized Loans.

         The Company relies in part on cash flow from the Master Trust to support its operations. Since the Master Trust's interest rates under the Revolving Securitization are floating and the interest rates charged on the Loans (which are generally at or near the maximum rates permitted by applicable state laws) are fixed, increases in the interest rates incurred with respect to the Class B Certificates could have a material adverse effect both on cash flows from the Master Trust and on the Company's net income, thereby adversely affecting the Company's financial condition and results of operations. In order to mitigate the negative impact of rising interest rates, the Master Trust has entered into interest rate swap agreements, which have the effect of fixing the rates charged on a portion of the Master Trust's indebtedness. Although these agreements provide the Master Trust (and therefore the Company) some protection against rising interest rates, they also reduce the benefits to the Master Trust (and therefore to the Company) when interest rates decline below the rates set forth in such agreements. In addition, upon refinancing of Loans through Permanent Securitizations, the interest spread with respect to such refinanced Loans may be fixed.

         Under the financial structures the Company has used to date in its securitizations, certain excess cash flows generated by the Loans are retained in a spread account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the spread account can vary slightly depending on each transaction, the Company's agreements with FSA generally provide that the Company is not entitled to receive any excess cash flows unless certain spread account balances have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. In the event delinquencies and losses on the Loans exceed such levels, the terms of the securitization may (i) require increased spread account balances to be accumulated for the particular pool, (ii) restrict the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA, and (iii) in certain circumstances, require the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. The imposition by FSA of any of these conditions could materially adversely affect the Company's liquidity and financial condition. As of December 31, 1996, all FSA-insured pools were performing within the guidelines required by their related insurance policies.

Inflation

         Increases in the rate of inflation of prices in the U.S. economy generally result in higher interest rates. Typically, higher interest rates result in a decrease in the Company's net interest margins and a corresponding decrease in the Company's gain on sale revenue for a given Loan amount; to the extent not offset by increases in the volume of Loans purchased, inflation can therefore lead to decreases in the Company's profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                           Page
UNAUDITED PRO FORMA FINANCIAL STATEMENTS

Unaudited Pro Forma Balance Sheet as of December 31, 1996....................................................32

Unaudited Pro Forma Statement of Income for
         the year ended December 31, 1996....................................................................33

Notes to Unaudited Pro Forma Consolidated Financial Statements...............................................34


HISTORICAL FINANCIAL STATEMENTS

Independent Auditors' Report.................................................................................36

Consolidated Balance Sheets as of December 31, 1996 and 1995.................................................37

Consolidated Statements of Income (Loss) for the years ended December 31, 1996 and 1995, and for the period from October 1, 1994 (date of inception) to December 31, 1994....................38

Consolidated Statements of Partners' Capital for the years ended December 31, 1996 and 1995, and for the period from October 1, 1994 (date of inception) to December 31, 1994....................39

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995, and for the period from October 1, 1994 (date of inception) to December 31, 1994....................40

Notes to Consolidated Financial Statements as of December 31, 1996 and 1995..................................41


                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

       The following pro forma financial information sets forth historical information which has been adjusted to reflect the Reorganization, which includes, among other things, (i) certain transactions associated with the reorganization of the business of the Partnerships into corporate form, (ii) the income tax effects of the Reorganization, assuming the Reorganization, (iii) the issuance by the Company of 2,300,000 shares of Common Stock (including the issuance of 300,000 shares of Common Stock pursuant to the exercise of the underwriter's over-allotment option) at an assumed offering price of $8.50 per share in an initial public offering, net of related fees and expenses and (iv) repayment of the $5.181 million of subordinated debt. The effects of the Reorganization are reflected in the first pro forma column in the Unaudited Pro Forma Financial Statements titled "National Auto Finance Company, Inc. Pro Forma." The effects of the issuance of Common Stock by the Company, as well as the effects of the Reorganization, will be reflected in the last column of the Unaudited Pro Forma Financial Statements titled "National Auto Finance Company, Inc. Pro Forma (As Adjusted)."

         The Unaudited Pro Forma Statement of Income assumes the Reorganization took place at January 1, 1996. The Unaudited Pro Forma Balance Sheet assumes the Reorganization took place on the date presented. See "Notes to Unaudited Pro Forma Financial Statements." The pro forma information is based on certain assumptions and estimates that management believes are reasonable in the circumstances and does not purport to be indicative of the results which actually would have been attained had the above transactions occurred at the dates indicated or the results which may be attained in the future. This information should be read in conjunction with the Company's financial statements and related notes.


                       NATIONAL AUTO FINANCE COMPANY, INC.

                        Unaudited Pro Forma Balance Sheet

                                December 31, 1996


                                                                                 National                          National
                                                                                   Auto                              Auto
                                               National                           Finance                           Finance
                                                 Auto       Reorganization       Company,      Offering          Company, Inc.
                                                Limited        Pro forma           Inc.        Pro forma           Pro forma
                                              Partnership     Adjustments        Pro forma    Adjustments        (As Adjusted)
                                              -----------     -----------        ---------    -----------        -------------
Assets
     Cash & cash equivalents                   $5,066,467       $(546)(3)       $5,065,921    $18,166,500 (4)      $18,050,971
                                                                                               (5,181,450)(5)

     Excess spread receivable                  15,183,107                       15,183,107                          15,183,107
     Spread accounts                            8,220,813                        8,220,813                           8,220,813
     Fixed assets, net                            513,775                          513,775                             513,775
     Deferred financing and
       stock issuance costs                     1,849,245                        1,849,245       (760,000)(4)        1,089,245
     Other assets                                 367,226                          367,226                             367,226
                                                  -------                          -------                             -------
       Total Assets                           $31,200,633                      $31,200,087                         $43,425,137
                                              -----------                      -----------                         -----------

Liabilities and Ownership Equity
Liabilities
     Senior subordinated notes                $12,000,000                      $12,000,000                         $12,000,000
     Junior subordinated notes                  7,217,590                        7,217,590     (5,181,450)(5)        2,036,140
     Subordinated Note Interest                   482,966                          482,966                             482,966
     Due to National Auto Finance
       Corporation                                177,909                          177,909                             177,909
     Pro forma Deferred Taxes                                2,755,099(1)        2,755,099                           2,755,099
     Accounts payable and accrued
       expenses                                 1,771,216     (140,000)(8)       1,631,216                           1,631,216
                                                ---------                        ---------                           ---------
       Total Liabilities                       21,649,681                       24,264,780                          19,083,330

Ownership Equity
     Preferred Capital                          2,295,546   (2,295,546)(3)            -                                   -
     Partners' Capital                          7,255,406   (7,255,406)(2)            -                                   -
                                                ---------
       Total Partners Capital                   9,550,952                             -                                   -

Stockholders Equity
     Common Stock                                               47,000(2)(8)        47,000         23,260(4)           $70,260
     Preferred Stock                                         2,295,000(3)        2,295,000                           2,295,000
     Paid in Capital                                            53,000(2)        4,593,307     17,383,240(4)        21,976,547
                                                             4,540,307(1)(2)(3)
                                                                      (9)
                                                                                 ---------                          ----------
Retained Earnings
     Total Stockholders Equity                                                   6,935,307                          24,341,807
                                               ---------                         ---------                          ----------
     Total Ownership Equity                    9,550,952                         6,935,307                          24,341,807
                                               ---------                         ---------                          ----------
     Total Liabilities
       and Ownership Equity                  $31,200,633                       $31,200,087                         $43,425,137
                                             -----------                       -----------                         -----------






                       NATIONAL AUTO FINANCE COMPANY, INC.

                     Unaudited Pro Forma Statement of Income

                          Year Ended December 31, 1996

                                                                                 National                          National
                                                                                   Auto                              Auto
                                               National                           Finance                           Finance
                                                 Auto       Reorganization       Company,      Offering          Company, Inc.
                                                Limited        Pro forma           Inc.        Pro forma           Pro forma
                                              Partnership     Adjustments        Pro forma    Adjustments        (As Adjusted)
                                              -----------     -----------        ---------    -----------        -------------
REVENUE
     Gain on sale of Loans                    $12,177,932                    $12,177,932                        $12,177,932
     Interest income from cash investments        258,521                        258,521                            258,521
     Deferred gain on sales of Loans              761,529                        761,529                            761,529
     Deferred servicing income                    866,809                        866,809                            866,809
     Deferred income from
       securitizations                            624,013                        624,013                            624,013
     Other income                                 102,787                        102,787                            102,787
                                                  -------                        -------                            -------
       Total Revenues                          14,791,591                     14,791,591                         14,791,591
     Operating Expenses                        10,300,448                     10,300,448        (415,000)(6)      9,885,448
                                               ----------                     ----------        --------          ---------
       Net income before taxes                  4,491,143                      4,491,143         415,000          4,906,143
       Pro forma income taxes                                  1,688,670(1)    1,688,670         155,000(6)       1,843,670
                                               ----------                      ---------                          ---------
       Net Income                              $4,491,143                     $2,802,473         260,000         $3,062,473
                                               ----------                     ----------                         ----------


     Dividend on preferred
     stock                                                       157,500(7)      157,500                            157,500
                                                                                 -------                            -------


     Net income available to
       Common Stock holders                                                    2,644,973                          2,904,973
                                                                               =========                          =========


     Pro forma net income per
       common share                                                                                                $    .41(10)(11)
                                                                                                                   ========


     Pro forma weighthed average
       shares outstanding                                                                                        $7,026,000(10)(11)
                                                                                                                 ==========

                       NATIONAL AUTO FINANCE COMPANY, INC.

         NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

(1) Adjustment to reflect a deferred income tax liability (assuming an approximate rate of 38%) as if the Company had operated as a taxable "C" corporation from inception.

               Year ended December 31, 1994                 $        0
               Year ended December 31, 1995                  1,066,429
               Year ended December 31, 1996                  1,688,670
                                                             ---------
                                                             2,755,099
                                                             =========

(2) Adjustment to reflect the exchange of certain general and limited partnership interests for 4,700,000 shares of the Common Stock with a par value of $.01, as part of the Reorganization.

(3) Adjustment to reflect (i) the exchange of certain preferred equity partnership interests for 2,250 shares of Series "A" 7% Cumulative Preferred Stock, par value $1,000 per share, and the payment of $668 in lieu of the issuance of a fractional share of Preferred Stock, as of September 30, 1996 and (ii) the exchange of Preferred Equity dividends accrued in the fourth quarter of 1996 for 45 additional shares of Series "A" 7% Cumulative Preferred Stock, par value $1,000 per share, and the payment of $546 in lieu of the issuance of a fractional share of Preferred Stock.

(4) Adjustment to reflect the $17,406,500 of net proceeds obtained through the sale of 2,300,000 shares of Common Stock with a par value of $.01.

(5) Adjustment to give effect to the use of proceeds from the issuance of the Common Stock offered by the Company for the payment of $5,181,450 in junior subordinated debt (relating to the Junior Subordinated Notes, as such term is defined in note 1 of this Item 8 under the caption "Notes to Consolidated Financial Statements").

(6) Adjustment to reflect to reduction in interest expense and related increase in current income taxes that would result from payment of the junior subordinated debt described above.

(7) Reflects annual dividend rate of $70 per share for 2,295 shares of Series A Preferred Stock issued to the preferred equity partner (the National Auto Partnership) in conjunction with the Reorganization.

(8) Reflects the exchange of accrued Deferred Additional Interest on Senior Subordinated Debt (relating to the Senior Subordinated Notes and the Deferred Additional Interest Notes, as such latter term is defined in note 5 of this Item 8 under the caption "Notes to Consolidated Financial Statements") of $140,000 for 470,000 shares of Common Stock in conjunction with the Reorganization.

(9) In connection with the Reorganization completed on February 4, 1997, and based upon the audited financial results as of September 30, 1996, $3,620,000 of retained earnings were transferred to additional paid in capital to reflect a constructive distribution to the partners of the National Auto Partnership followed by a contribution to the capital of the Company. Subsequent to this transfer, and based upon the audited financial results as of December 31, 1996, an additional $920,000 of retained earnings were transferred to additional paid in capital to reflect a constructive distribution of 1996's fourth quarter earnings to the partners of the National Auto Partnership followed by a contribution to the capital of the Company.


(10) Pro forma income per common share assumes dividends were accrued on preferred stock commencing January 1, 1996. Pro forma income per common share also assumes 7,026,000 shares of Common Stock outstanding, which number represents the total number of shares of Common Stock outstanding after the Offering, including the 300,000 shares of Common Stock issued and sold pursuant of the exercise of the underwriters' over-allotment option.

(11) Pro forma net income per share for the year ended December 31, 1996 (excluding any pro forma preferred stock dividends) was $.42 based on a computation that reflects 6,726,000 shares of Common Stock outstanding, and $.40 based on a computation that reflects 7,026,000 shares of Common Stock outstanding, including the 300,000 shares of Common Stock issued and sold in connection with the exercise of the underwriters' over-allotment option and excluding the effects of the reduction in interest expense and related increase in current income taxes described in Note 6 above.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
National Auto Finance Corporation, General Partner
   National Auto Finance Company L.P.:

We have audited the accompanying consolidated balance sheets of National Auto Finance Company L.P. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), partners' capital and cash flows for the years ended December 31, 1996 and 1995, and for the period from October 1, 1994 (date of inception) to December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Auto Finance Company L.P. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, and for the period from October 1, 1994 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP






February 28, 1997
Fort Lauderdale, Florida


                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

Assets                                                               1996                        1995
------                                                               ----                        ----

Cash and cash equivalents                                     $    5,066,467                  824,388
Excess spread receivable                                          15,183,107                5,140,006
Spread accounts                                                    8,220,813                5,173,764
Fixed assets, net                                                    513,775                  273,330
Deferred financing and stock
        issuance costs                                             1,849,245                  434,135
Other assets                                                         367,226                  157,207
                                                              --------------           --------------

           Total assets                                       $   31,200,633               12,002,830
                                                               =============           ==============

Liabilities and Partners' Capital

Accounts payable and accrued expenses                         $    1,771,216                 421,434
Due to National Auto Finance Corporation                             177,909                  46,744
Accrued interest payable-related parties                             143,611                 531,850
Accrued interest payable-senior subordinated notes                   339,355                       -
Junior subordinated notes-related parties                          7,217,590               7,555,991
Senior subordinated notes                                         12,000,000                       -
                                                              --------------           -------------

           Total liabilities                                      21,649,681                8,556,019
                                                              --------------           --------------

           Total partners' capital                                 9,550,952                3,446,811
                                                              --------------           --------------

           Total liabilities and partners' capital               $31,200,633               12,002,830
                                                              ==============           ==============



See accompanying notes to the consolidated financial statements.


                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

        For the years ended December 31, 1996 and 1995 and for the period from October 1, 1994 (date of inception) to December 31, 1994

                                                       Year ended               Year ended          October 1 to
                                                      December 31,             December 31,         December 31,
                                                          1996                     1995                 1994
                                                          ----                     ----                 ----
Revenue:
  Gain on sales of Loans                             $   12,177,932              7,125,849                   -
  Deferred gain on sales of Loans                           761,529                240,869                   -
  Deferred servicing income                                 866,809                218,665                   -
  Deferred income from securitizations                      624,013                      -                   -
  Interest income from cash
     investments                                            258,521                 10,828               32,097
  Other income                                              102,787                 32,768                   -
  Finance charges earned                                         -                      -                94,729
  Provision for credit losses                                    -                 182,000             (182,000)
                                                     --------------         --------------       --------------

        Total revenue                                    14,791,591              7,810,979              (55,174)
                                                     --------------         --------------       --------------

Expenses:
  Interest expense                                        1,204,042                498,460               77,950
  Salaries and employee benefits                          3,633,865              1,665,968              222,874
  Direct loan acquisition expenses                        1,032,596                502,064               22,172
  Servicing costs                                         1,291,118                370,506                6,104
  Depreciation and amortization                             492,032                182,999                6,841
  Other operating expenses                                2,646,795              1,310,156               83,601
                                                     --------------         --------------       --------------

        Total expenses                                   10,300,448              4,530,153              419,542
                                                     --------------         --------------       --------------

        Net income (loss)                            $    4,491,143              3,280,826             (474,716)
                                                      =============         ==============       ==============

Pro forma data (unaudited) (note 10):
  Pro forma income (loss) before income taxes             4,491,143              3,280,826             (474,716)
  Pro forma income taxes                                  1,688,670              1,066,429                   -
                                                      -------------         --------------       --------------

        Pro forma net income (loss)                      $2,802,473              2,214,397             (474,716)
                                                      =============         ==============       ==============


See accompanying notes to consolidated financial statements.


                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

        For the years ended December 31, 1996 and 1995 and for the period from October 1, 1994 (date of inception) to December 31, 1994

                                                                                           Preferred
                                                    General            Limited              equity
                                                    partner            partners             partners             Total
                                                    -------            --------             --------             -----
Balance as of October 1, 1994
     (date of inception)                          $      -                  -                  -                  -
     Contributions                                     1,000              99,000              400,000          500,000
     Net loss                                        (38,717)            (83,836)            (352,163)        (474,716)
                                                  ----------           ---------           ----------         --------

Balance as of December 31, 1994                      (37,717)             15,164               47,837           25,284
     Contributions                                      -                   -                 140,701          140,701
     Net loss                                         67,375           2,955,308              258,143        3,280,826
     Preferred equity earnings                         -                 (35,000)              35,000                -
                                                   ---------         -----------           ----------        ---------

Balance as of December 31, 1995                       29,658           2,935,472              481,681        3,446,811
     Contributions                                      -                   -               1,612,998        1,612,998
     Net income                                       42,897           4,247,379              200,867        4,491,143
                                                    --------         -----------          -----------      -----------

Balance as of December 31, 1996                    $  72,555           7,182,851            2,295,546        9,550,952
                                                   =========         ===========          ===========      ===========


See accompanying notes to the consolidated financial statements.


                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the years ended December 31, 1996 and 1995 and for the period from October 1, 1994 (date of inception) to December 31, 1994

                                                                                                              Three months
                                                                       Year ended           Year ended            ended
                                                                      December 31,         December 31,       December 31,
                                                                          1996                 1995                1994
                                                                      ------------        --------------      --------------
Cash flows from operating activities:
     Net income (loss)                                               $    4,491,143          3,280,826            (474,716)
     Adjustments to reconcile net income
             (loss) to net cash used in operating activities:
                Gain on sales of Loans                                  (12,177,932)        (7,125,849)                 -
                Depreciation expense                                        136,835             38,508               6,841
                Provision for credit losses                                      -            (182,000)            182,000
                Loss from the sale of fixed assets                               -               1,415                  -
                Purchases of loans held for sale                        (77,864,548)       (43,146,025)         (3,690,004)
                Proceeds from sale of Loans                              77,864,548         41,773,945              29,940
                Cash received from spread account                         4,112,143          2,511,938                  -
                Deferred gains and income recognized                     (2,252,351)          (459,534)                 -
                Amortization of deferred financing costs                    355,197            144,491                  -
                Changes in other assets and liabilities:
                    Due from related parties                                     -                  -                   -
                    Other assets                                           (210,019)          (144,431)            (12,776)
                    Accounts payable and accrued expenses                 1,349,782             97,225             324,209
                    Accrued interest payable-related parties               (388,239)           453,901              77,949
                    Accrued interest payable-senior
                      subordinated debt                                     339,355                 -                   -
                                                                     --------------       ------------       -------------

                        Net cash used in operating activities            (4,244,086)        (2,755,590)         (3,556,557)
                                                                     --------------       ------------       -------------

Cash flows from investing activities:
     Start-up costs and deferred structuring fees                          (828,196)           (45,086)           (533,543)
     IPO costs incurred                                                    (774,665)                -                   -
     Fixed assets purchased                                                (377,280)          (265,285)            (68,415)
     Fixed assets sold                                                           -              13,328                  -
     Net received from (invested in) National
       Financial Auto Receivable Master Trust                               710,875          3,186,395             (25,000)
     Investment in National Auto Finance 1995-1 UIC trust                   979,494         (3,369,295)                 -
     Investment in National Auto Finance 1996-1 UIC trust                (4,629,825)                -                   -
     Due from National Auto Finance Corporation                                  -              99,500             (99,500)
                                                                     --------------       ------------       -------------
                Net cash used in investing activities                    (4,919,597)          (380,443)           (726,458)
                                                                     --------------       ------------       -------------

Cash flows from financing activities:
     Proceeds from senior subordinated debt                              12,000,000                 -                   -
     Proceeds from junior subordinated notes-related parties                700,000          2,336,745           5,323,733
     Payments of junior subordinated notes-related parties               (1,038,401)          (104,487)                 -
     Preferred equity partners' contributions                             1,612,998            140,701             400,000
     General and limited partners' contributions                                 -                  -              100,000
     Due to National Auto Finance Corporation                               131,165             (2,559)             49,303
                                                                     --------------       ------------       -------------
                Net cash provided by financing activities                13,405,762          2,370,400           5,873,036
                                                                     --------------       -------------      -------------

Net increase (decrease) in cash and cash equivalents                      4,242,079           (765,633)          1,590,021

Cash and cash equivalents at beginning of period                            824,388          1,590,021                   -
                                                                     --------------       ------------       -------------

Cash and cash equivalents at end of period                               $5,066,467            824,388           1,590,021
                                                                     ==============       ============       =============

Noncash investing and financing activities:
     On January 16, 1995, the Company transferred receivables of $4,875,979 to the spread account.

Cash paid for interest                                               $    1,252,926                 -                   -
                                                                     ==============       ============       ============

See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization and Business

                  National Auto Finance Company L.P. (the "National Auto Partnership") was established in October 1994 with approximately $5,800,000 of partners' equity and junior subordinated debt from certain partners and affiliates (the "Junior Subordinated Notes"). The general partner, National Auto Finance Corporation, a Delaware corporation (the "General Partner"), was appointed to manage the businesses. During the periods reported on herein, the National Auto Partnership owned 97% of the limited partnership interest and 100% of the preferred equity partnership interest in Auto Credit Clearinghouse L.P. (the "ACCH Partnership"). The General Partner of the National Auto Partnership was also the general partner of the ACCH Partnership. The ACCH Partnership was established in September 1995 with approximately $140,000 of partners' equity. (The National Auto Partnership and the ACCH Partnership are collectively referred to in these Notes to the Consolidated Financial Statements as the "Company.")

                  The Company purchases Non-Prime retail installment contracts ("Loans") from manufacturer-franchised automobile dealers on a nonrecourse basis. As of December 31, 1996, approximately 39% of the outstanding principal balance of Loans relates to Loans originated in Georgia, 16% in North Carolina, and 9% in South Carolina. No single Dealer originates more than 5% of Loans purchased.

                  Through strategic referral and marketing alliances with financial and other institutions, the Company seeks to increase the number of Loans it purchases by (i) leveraging a financial institution's existing Dealer relationships and finance sales force to market the Company's Non-Prime Consumer products and services and (ii) obtaining the right to review and purchase Non-Prime Consumer Loans which do not meet a financial institution's underwriting criteria. Through such strategic referral and marketing alliances, the Company offers the financial institution the opportunity to provide a broader product offering to Dealers and to earn additional income based on the number of Loans which are purchased by the Company.

                  In April 1996, the Company entered into the First Union Strategic Alliance with First Union National Bank of North Carolina and certain of its affiliates ("First Union"). The First Union Strategic Alliance provides for (i) joint marketing of the Company's products and services by both the Company's sales force and the marketing and sales personnel from First Union to Dealers in various states and (ii) exclusive referral by FUSF to the Company of all applications for Non-Prime Consumer Loans falling below certain established credit guidelines. Through December 31, 1996, the Company had funded approximately $29,300,000 of Loans under the First Union Strategic Alliance.

                  As a result of an affiliate of First Union's having a beneficial interest in the Company, the Company has agreed to engage solely in activities that are permissible for national banks. Management does not believe that the banking laws, orders and regulations significantly impact the manner in which the Company intends to conduct or

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                  expand its business or product or service offerings, although there can be no assurance that such laws, orders and regulations will not have such an effect. An affiliate of First Union, has also served as a placement agent and underwriter for the Company's securitization and financing transactions. The affiliate of First Union may, under certain circumstances, cause the National Auto Partnership to redeem the First Union Partner's interest.

                  Profits and losses of the ACCH Partnership and the National Auto Partnership are allocated to the partners as follows: If a net loss has been previously incurred, the income in future periods goes first to the preferred equity partners and then to the general partner up to the amount of their initial contribution, provided, however, that losses related to the Junior Subordinated Notes shall be allocated to the partners bearing the risk of loss with respect to such notes. Next, a seven percent return on the preferred equity partners' initial investment is allocated to them. Any remainder is allocated based on the partnership agreement.

         (b)      Summary of Significant Accounting Policies

                  A description of the significant accounting policies that are followed by the Company is presented below:

                    (i)    Principles of Consolidation

                           The consolidated financial statements include the accounts of the National Auto Partnership and the ACCH Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

                   (ii)    Cash and Cash Equivalents

                           The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of less than three months to be cash equivalents.

                  (iii)    Loans

                           Loans are held for sale until packaged and sold through asset-backed securitization. The Loans are carried at the lower of their principal amount outstanding (amortized cost), or market value. The Loans, which mature at various dates through 2001, are carried as either precomputed-interest or simple-interest Loans. On precomputed (or discount) Loans, the amount of cash loaned to the borrower is less than the face amount of the Loan; the difference represents unearned interest earned by the Company over the life of the Loan. The face amount of a simple-interest Loan equals the amount of cash advanced to the borrower. Interest income on simple-interest Loans is calculated based on the principal outstanding. Precomputed-interest Loans are carried at the aggregate of receivable payments less unearned finance charges and the deferred Dealer discount. Simple-interest Loans are reported at the net amount

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                           advanced plus the accrued unpaid finance charges. All Loans are at a fixed rate of interest and are secured by automotive vehicles. The Company provides an allowance for credit losses from the date of purchase to the date of securitization.

                           Revenue from Loans is recognized based upon the method of interest calculation of each Loan type. Unearned finance income from precomputed-interest Loans is accreted as interest income using a level-yield interest method. Interest income from simple-interest Loans is recognized as earned. The related deferred Dealer discount income, for both classifications, is recognized on the actuarial method.

                   (iv)    Securitization of Loans

                           The Company sells its Loans to the Master Trust through Revolving Securitizations and recognizes a gain at the time of sale of the Loans, based upon the net present value of the Excess Spread Receivable from the cash flow stream over the life of the Loans. The "net present value" calculation is based upon a discount rate which the Company believes is consistent with industry practice and would be applied by an unrelated purchaser of similar cash flows. The Company retains a residual ownership interest in the Loans sold through securitizations. This residual interest represents the cash flows from the securitized Loans, including principal and interest, expected to remain after (i) all amounts passed through to the securitization bond investors,
                           (ii) credit losses, (iii) lost interest attributable to prepayments of Loans over the life of the securitization, (iv) servicing fees, and (v) recovery of the Spread Account. The residual interest is discounted and carried on the balance sheet as Excess Spread Receivable.

                           Periodically, the Master Trust may sell Loans to another trust in a permanent securitization. At the time of a Permanent Securitization, the Company calculates an additional gain in the same manner described above, based upon the terms of the Permanent Securitization. Such gain (deferred income from securitizations) is deferred and amortized over the life of the Permanent Securitization using the interest method.

                           The Company is the master servicer and servicer of record for the securitized Loans and utilizes an unrelated entity to provide the actual servicing. A normal servicing fee of 2% is assumed in the gain calculation; this amount is passed through to the servicer of record by the Master Trust (see note 3).

                           Under the financial structures the Company has used to date in its securitizations, certain excess cash flows generated by the Loans are retained in a Spread Account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Account can vary slightly depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                           securitizations generally provide that the Company is not entitled to receive any excess cash flows unless certain Spread Account balances have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. In the event delinquencies and losses on the Loans exceed such levels, the terms of the securitization may (i) require increased Spread Account balances to be accumulated for the particular pool; (ii) restrict the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and (iii) in certain circumstances, require the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. The imposition by FSA of any of these conditions could materially adversely affect the Company's liquidity and financial condition. As of December 31, 1996, all FSA-insured pools were performing within the guidelines required by their related insurance policies.

                    (v)    Excess Spread Receivable

                           The Excess Spread Receivable is established for each securitization and represents the present value of the gross interest income on the Loans securitized less the pass-through interest paid to the securitization bond investors, less provisions for credit losses and prepayments over the life of the respective securitization, less normal servicing fees and recovery of the Spread Account. The Excess Spread Receivable consists of the gain recognized on the sale of Loans through securitization, deferred servicing income and a deferred gain attributable to the time value of money. Deferred servicing income is recognized as earned over the life of the related Loans in proportion to the principal paydown of the Loans outstanding. The deferred gain (attributable to the time value of money) is recognized as earned in relation to the balance of securitized Loans outstanding. The Excess Spread Receivable is reduced by the receipt of cash from the trusts and the amortization of the deferred gain and deferred servicing costs. Deferred servicing costs are amortized over the life of the related Loans as a percentage of Loans outstanding. Prepayment and loss experience rates are based upon the nature of the receivables and historical information available to the Company. Prepayment assumptions and credit loss provisions are regularly reviewed. Deficiencies, if any, in excess of estimated reserves are charged to operations.

                   (vi)    Spread Account

                           The Spread Account represents an
                           overcollateralization pool of the securitization facility to protect securitization bond investors against credit losses. Funds in excess of specified percentages are available to be remitted to the Company over the life of the securitization. For each securitization, there is no recourse to the Company beyond the amounts maintained in this account. However, the Excess Spread Receivable noted above is only available to the Company to the extent that there is no impairment of the Spread Account that relates to the securitization. The Company

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                           analyzes the Spread Account regularly to determine if impairment exists. Impairment, if any, is charged to operations.

                  (vii)    Fixed Assets, Net

                           Purchases of capital equipment in excess of $500 are capitalized and depreciated on a straight-line basis over the estimated life of the equipment, which is generally five years.

                 (viii)    Deferred Financing and Stock Issuance Costs

                           In accordance with Financial Accounting Standards Board ("FASB") Statement No. 7, "Development Stage Enterprises," various organizational expenses of the Company have been capitalized for these financial statements and will be amortized over five years on a straight-line basis.

                           A structuring fee incurred in connection with the placement of a securitized credit facility was capitalized and will be amortized on a straight-line basis over the initial term of the facility, which is three years.

                           A structuring fee incurred in connection with the financing of the senior subordinated debt was capitalized and will be amortized on a straight-line basis over the initial term of the debt, which is five years.

                           Costs associated with the issuance of Common Stock were capitalized and charged against paid-in capital upon completion of the Offering (see note 11).

                   (ix)    Income Taxes

                           No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually. The Company's tax returns are subject to examination by federal and state taxing authorities.

                    (x)    Use of Estimates

                           In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense. The most significant of the estimates relate to the components of the Excess Spread Receivable and the related gain on sales of Loans. Actual results could differ from these estimates.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

         (c)      New Accounting Pronouncements

                    (i)    Accounting for Stock-Based Compensation

                           On October 23, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's Common Stock price. FAS 123 covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities. Entities are allowed for stock-based compensation to employees (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair-value-based method. Once the method is adopted, the method selected cannot be changed and will be applicable to all of an entity's compensation plans and transactions. At December 31, 1996, no employee options or other stock-based instruments were outstanding. In the first quarter of 1997, management will determine whether to apply the provisions of APB 25 or FAS 123 for stock-based employee compensation issued (see note 11).

                  (ii) Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities

                           In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied.

                           The Company's assessment of the adoption of FAS 125 indicates that the accounting for the revolving securitizations will not change materially from the present accounting. The Company believes that its securitization process meets the requirements for surrender of control over the securitized assets. In addition, the Company believes that the gain presently deferred at the time of permanent securitization can be recognized under FAS 125.

                           FAS 125 requires that Excess Spread Receivables be broken into their component parts and subsequently measured for impairment based upon their fair value at the measurement date. As such, adverse changes in market conditions or assumptions will impact the value of the Spread Account and the Excess Spread Receivable in the future.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

(2)      EXCESS SPREAD RECEIVABLE

         The Excess Spread Receivable was as follows at December 31, 1996 and 1995:

                                                                                   1996                 1995
                                                                                   ----                 ----
               Present value of expected future cash flows                    $ 19,463,126            7,038,961
               Allowance for credit losses                                      (4,280,019)          (1,898,955)
                                                                                ----------           ----------
                                                                                15,183,107            5,140,006
                                                                                ==========            =========

               Allowance for credit losses as a percentage of
                 Loans serviced                                                  4.16%                  5.3%
                                                                                 ====                   ===

               Activity in the Excess Spread Receivable is as follows:

                                                                              Year ended             Year ended
                                                                             December 31,           December 31,
                                                                                 1996                   1995
                                                                                 ----                   ----
               Balance at beginning of period                                 $  5,140,006              -
               Gain on sales of Loans                                           12,177,932          7,125,849
               Cash received and other reductions during the
                    period net of amortization                                 (2,134,831)        (1,985,843)
                                                                               -----------        -----------
               Balance at end of period                                        $15,183,107          5,140,006
                                                                                ==========          =========


(3)      SECURITIZATION OF LOANS

         In January 1995, the Company began using a revolving securitization facility pursuant to which the Company sells its Loans on a daily basis to a bankruptcy-remote special purpose subsidiary trust ("Funding Trust I"), which in turn transfers such Loans to the Master Trust. The Company retains, through Funding Trust I, certain residual interests in future excess cash flows from the Master Trust, in exchange for the transfer of Loans to the Master Trust.

         To date, the Master Trust has issued Class B Certificates, which are variable funding (that is, revolving) certificates, and Class C Certificates, representing a portion of such residual interest retained by the Company. First Union owns 100% of the outstanding Class B Certificates. The Company is required to maintain a minimum equity position in the Master Trust of 10% of the net serviced receivables. The Company has pledged a portion of the Class C Certificates, and a cash reserve account to protect against future credit losses.

         Interest on the Class B Certificates is charged (i) during the month in which the Loan is sold to the Master Trust, at First Union's prime rate of interest, and (ii) thereafter, based upon a formula of the London Interbank Offered Rate ("LIBOR") plus between 75 and 300 basis points. The amount of funds available under the Class B Certificates is governed by a borrowing-base formula that provides availability as a multiple of the overcollateralization capital pledged and is restricted by a number of financial covenants. Since the Master Trust's borrowing rates under the securitization are floating and the interest rates charged on the Loans are fixed, increases in the interest rates charged on the Master

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

         Trust's borrowings could have an effect both on cash flows from the Master Trust to the Company and on the Company's reported net income. In order to mitigate the negative impact of rising interest rates, the Master Trust has entered into interest rate swap agreements which have the effect of fixing the rates charged on a portion of the Master Trust's indebtedness.

         In November 1996 and 1995, the Master Trust refinanced its receivables through the transfer of the related Loans to separate trusts, the 1996-1 Trust and the 1995-1 Trust, respectively (collectively, the "Permanent Trusts"), which issued to various third-party investors $62,000,000 and $38,000,000, respectively, of fixed-rate asset-backed securities. The payment of the principal and interest on those securities is insured by a payment guaranty issued by FSA. The proceeds of the transactions were used by the Master Trust to repay the then-outstanding balance of the Class B Certificates. The Master Trust then commenced re-borrowing against the Class B Certificates to finance its purchase of additional Loans from the Company through Funding Trust I.

         The Permanent Trust securitizations were accomplished by Funding Trust I reacquiring the Loans and transferring them to the Permanent Trusts. In addition to offering fixed-rate financing, the Permanent Trusts securitizations as insured by FSA offered lower overcollateralization levels than those required by the Master Trust facility. The Company retains, through a second bankruptcy-remote special purpose subsidiary trust ("Funding Trust II"), certain residual interests in future excess cash flows from the Permanent Trusts.

         The Master Trust organizational documents required the consent of all certificate holders to transfer (sell) the Loans. In 1995 and 1996, substantially all eligible Loans in the Master Trust were transferred to the Permanent Trusts. The Permanent Trusts acquired the Loans from the Master Trust at par with the net proceeds of the offering of certificates by the Permanent Trusts, which are guaranteed by FSA.

         The terms of the transactions between the Company and the Master Trust which resulted in the issuance of the Class B and Class C Certificates were negotiated by the Company with First Union. The terms of the reacquisition of the Loans from the Master Trust were negotiated with FSA, the certificate holders, and First Union at the time of acquisition.

         The Permanent Trusts' transactions did not affect the accounting sale treatment previously applied to the transfers of the Loans to the Master Trust, inasmuch as the transactions required the consent of all certificate holders as provided in the Master Trust documents, and therefore were consistent with the sale treatment.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

         During the years ended December 31, 1996 and 1995, the following activity took place with respect to securitization:


                                                                                 1996                      1995
                                                                                 ----                      ----
               Original customer principal balance
                 of Loans sold, during the year                            $  84,957,692                 49,814,996
                                                                           =============                 ==========

               Gain on sales, during the year                              $  12,177,932                  7,125,849
                                                                           =============                 ==========

               Remaining principal balance of Loans
                 sold since inception, at period end                       $ 102,852,104                 43,144,670
                                                                           =============                 ==========

               Weighted average coupon rate on Loans sold
                 during the year                                                 18.9%                     18.3%
                                                                                 ====                      ====

               Weighted average original term (months) on Loans sold
                 during the year                                                   51                        53
                                                                                   ==                        ==

               Weighted average discount rate of excess spread                     11%                       11%
                                                                                   ===                       ===


         Both of the consolidated Partnerships utilize the securitization facilities.

(4)      JUNIOR SUBORDINATED NOTES

         The debt is payable on January 31, 2002 to principal equity holders of the Company and certain affiliates and carries interest at eight percent. Interest expense recognized for this debt for the periods ending December 31, 1996 and 1995 and for the period from October 1, 1994 (inception) to December 31, 1994 was $579,809, $497,260, and
         $77,950, respectively.

(5)      SENIOR SUBORDINATED DEBT

         In August 1996, the Company completed a $12 million senior subordinated debt financing with J.P. Morgan Investment Management, Inc., acting on behalf of certain institutional investors (the "Morgan Group"). The principal amount of the senior subordinated debt is due in August 2001 and carries a 10% coupon payable quarterly. Prior to the consummation of the Offering, there was also an additional 3% deferred-interest coupon that accrued interest on a compounded basis and was payable in August 2006, but was converted into 470,000 shares of the Common Stock upon the consummation of the Offering. During 1996, the Company accrued the additional 3% interest on the deferred-interest coupon, which amount totaled approximately $140,000 at December 31, 1996. On January 29, 1997, upon the conversion of such coupon to equity, such amounts were accounted for as paid-in capital of NAFI (see note 11). The senior subordinated debt generally prohibits the payment of dividends on Common Stock following consummation of an initial public offering of Common Stock so long as any amount remains outstanding on this debt.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

(6)      OTHER OPERATING EXPENSES

         Other operating expenses consisted of the following:

                                                              Year ended          Year ended        October 1 to
                                                             December 31,        December 31,       December 31,
                                                                 1996                1995               1994
                                                                 ----                ----               ----
                  Dealer incentives                          $   333,460           169,782               -
                  Legal expenses                                 164,316           102,706              5,815
                  Rent expenses                                  213,649            93,673              5,404
                  Travel and entertainment                       455,705           233,061             25,657
                  Management fees                                480,000           342,428             11,900
                  Other                                          999,665           368,506             34,825
                                                              ----------           -------             ------

                                                             $ 2,646,795         1,310,156             83,601
                                                             ===========         =========             ======

         Management fees represent fees paid to the General Partner of the Partnerships for operational, legal, administrative and other services provided to the Partnerships under a management agreement that expires on December 21, 2015.

(7)      COMMITMENTS AND CONTINGENCIES

         The Company entered into various office and equipment leases for the National Auto and the ACCH Partnerships. Future minimum rental payments as of December 31, 1996, are as follows:


                               Year ending                   Operating                 Capital
                              December 31,                    leases                   leases                Total
                              ------------                    ------                   ------                -----
                                  1997                      $   164,690                 25,531              190,221
                                  1998                          172,922                 25,531              198,453
                                  1999                          109,377                 25,531              134,908
                                  2000                           99,836                 17,020              116,856
                                  2001                           42,440                    -                 42,440
                               Thereafter                           -                      -                    -
                                                            -----------              ---------            ---------
                         Total lease commitment             $   589,265                 93,613              682,878
                                                            ===========              =========            =========

         Capital leases are included as a component of accounts payable and accrued expenses.

(8)      EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) profit sharing plan (the "Plan") in August 1996 that is intended to be a tax-qualified defined-contribution plan. All employees of the Company, other than employees who work less than 1,000 hours per year, are eligible to participate in the Plan once they have completed six months of continuous service.

         A participating employee may contribute up to 15 percent of his/her compensation, with a maximum contribution of $9,500 to the Plan on a pretax basis. The Company may make a matching contribution to each employee's account based on the amount of pretax contributions made by the employee.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

         Currently, the Company is allocating a 50% match of the first 6% contributed by the employee, subject to certain legal limitations imposed on tax-qualified plans. Matching contributions by the Company are made regardless of profits and are allocated only to qualified participants on a monthly basis.

         Contributions to the Plan are invested in a variety of funds as directed by the Plan participants. All pretax employee contributions to the Plan are 100% vested and matching contributions by the Company are vested at 20% per annum over a five-year period from the date the employee joined the Plan. All active employees that had completed 1,000 hours of service as of August 30, 1996 were invited to join the Plan and have matching-contribution vested rights predated to their date of employment.

         Generally, employees may not receive distributions from the Plan until their retirement, death, certain disability or termination of employment. Loans are prohibited by the Plan, although distributions for certain hardship purposes are allowed in accordance with tax regulations promulgated under the Code. All distributions for the Plan are made in the form of a single lump-sum distribution.

(9)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107") as of January 1, 1995. FAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         o Cash and cash equivalents have carrying amounts which approximate fair value because of the short maturity of these instruments.

         o The fair value of notes payable is determined as the present value of expected future cash flows discounted at the interest rate currently offered to the Company, which approximates rates currently offered for Loans of similar terms to companies with comparable credit risk.
                  The carrying amount approximates fair value.

         o The fair value of the Excess Spread Receivable: the fair value is determined by taking the net present value of the expected future cash flows discounted at a rate which approximates the rate a willing investor would pay for a comparable interest-only strip. The carrying amount approximates fair value.

         o Included in accrued interest payable at December 31, 1996 is $140,000 of accrued interest related to a 3% deferred interest coupon on Senior Subordinated Debt (see note 5). On January 29, 1997, such coupon was converted to 470,000 shares of Common Stock valued at $8.50 per share (see note 11).

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

(10)     UNAUDITED PRO FORMA INFORMATION

         Pro forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the Partnerships filed income tax returns as taxable "C" corporations for each of the years presented.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                 The following summarizes historical and pro forma income taxes:

                                                           Year ended           Year ended           Year ended
                                                          December 31,         December 31,         December 31,
                                                              1996                 1995                 1994
                                                              ----                 ----                 ----
         Historical income taxes:
           Federal                                     $            -                    -                      -
           State and local                                          -                    -                      -
                                                       ----------------       --------------       --------------

                                                                    -                    -                      -
                                                       ----------------       --------------       --------------

         Pro forma income tax adjustments (unaudited):
           Federal                                            1,526,988              963,555                    -
           State and local                                      161,682              102,874                    -
                                                       ----------------       --------------       --------------

                                                              1,688,670            1,066,429                    -
                                                       ----------------       --------------       --------------

                                                       $      1,688,670            1,066,429                    -
                                                        ===============       ==============       ==============

         If the Company terminated its partnership status (see note 11), as of December 31, 1996 the Company would be required to record a deferred tax liability for the tax effect of temporary differences between financial reporting and tax reporting. The tax effect of such temporary differences existing on December 31, 1996 consist of a deferred tax liability of:


         Securitized assets sold for financial
           statement purposes, financed for
           income tax purposes                            $4,866,569
         Fixed assets                                          8,567
         Other                                                14,769
                                                          ----------
                                                          $4,889,905
                                                          ==========

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

         Pro forma income taxes differ from the amounts computed by applying federal statutory rates due to:

                                                                 Year                Year               Year
                                                                 ended               ended              ended
                                                             December 31,        December 31,       December 31,
                                                                 1996                1995               1994
                                                                 ----                ----               ----
         Pro forma provision computed at
          federal statutory rate of 34%                      $1,526,988            1,115,481            (161,404)
         State income taxes, net of federal
          tax benefit                                           161,682              119,094             (17,232)
         Valuation allowance                                         -              (178,045)            178,045
         Other                                                       -                 9,899                 591
                                                          -------------       --------------       -------------

                                                              1,688,670            1,066,429                   -
                                                          =============       ==============       =============

(11)     SUBSEQUENT EVENTS

         On January 29, 1997, National Auto Finance Company, Inc. ("NAFI") effected an initial public offering of 2,000,000 shares of Common Stock through a transaction registered with the Securities and Exchange Commission, i.e., the "Offering."

         Immediately prior to the settlement with respect to the sale of the shares of Common Stock pursuant to the Offering, the respective assets and liabilities of the National Auto and ACCH Partnerships were transferred to NAFI in exchange for all the Common Stock then outstanding and all of the preferred stock of NAFI then outstanding (such transaction being referred to herein as the "Reorganization"). Specifically, the Reorganization entailed the following transfers:

         (a) The partners of the ACCH Partnership (other than the National Auto Partnership) transferred all of their partner interests in the ACCH Partnership to the National Auto Partnership in exchange for limited partner interests in the National Auto Partnership.

         (b) The National Auto Partnership transferred all of its assets, subject to all of its liabilities, to NAFI in exchange for 4,229,000 shares of Common Stock (which, together with the 1,000 shares of Common Stock acquired by the National Auto Partnership in connection with the initial organization of NAFI in October 1996, increased the National Auto Partnership's holdings to a total of 4,230,000 shares of Common Stock) and all of the outstanding preferred stock of NAFI.

         (c) Upon the transfer of the assets of the National Auto Partnership to NAFI, NAFI issued to the Morgan Group 470,000 shares of Common Stock (representing 10% of the outstanding Common Stock immediately following the Reorganization) in exchange for the Deferred Additional Interest Notes.

         The National Auto Partnership became the owner of preferred stock of NAFI. The terms of the Preferred Stock are as follows: 7% cumulative dividend, payable quarterly; callable at par plus accrued dividends at the option of NAFI; nonvoting, except under certain circumstances; and mandatory redemption eight years from the issue date.

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


         On February 24, 1997, the underwriters of the initial public offering of NAFI exercised their over-allotment option and NAFI sold an additional 300,000 shares of Common Stock to the public.

         The Board of Directors of NAFI adopted a share incentive plan (the "1996 Share Incentive Plan"). The 1996 Share Incentive Plan is intended to provide incentives which will attract, retain and motivate highly competent persons, each of whom will contribute to the success and future growth and profitability of NAFI, as executive management, employees and directors of NAFI and of any parent or subsidiary of NAFI, by providing them the opportunity to acquire shares of Common Stock or to receive monetary payments based on the value of such shares pursuant to certain benefits contemplated by the 1996 Share Incentive Plan. Furthermore, the 1996 Share Incentive Plan is intended to assist in aligning the interests of NAFI's executive management, employees and directors with those if its stockholders.

         The 1996 Share Incentive Plan provides for the granting of certain benefits in any one or a combination of (i) stock options, (ii) stock appreciation rights, (iii) stock awards, (iv) performance awards and
         (v) stock units. The aggregate number of shares of Common Stock that may be subject to such benefits, including stock options, is 500,000 shares of Common Stock (subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spinoff, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution).

                       NATIONAL AUTO FINANCE COMPANY L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

(12)     SELECTED QUARTERLY RESULTS (UNAUDITED)

         The following tables summarize the quarterly results of operations for the periods indicated.

                                                            1996                                     Year ended
                                                     Three months ended                             December 31,
                           --------------------------------------------------------------------    ---------------
                                March 31          June 30        September 30      December 31          1996
                                --------          -------        ------------      -----------          ----

Gain on sale of Loans            $2,097,247        2,530,932         3,560,294        3,989,459        12,177,932
Other revenue                       494,100          513,533           659,851          946,175         2,613,659
                           ----------------   --------------    --------------   --------------    --------------
 Total revenue                    2,591,347        3,044,465         4,220,145        4,935,634        14,791,591
 Total expenses                   1,789,284        2,178,331         2,786,528        3,546,305        10,300,448
                           ----------------   --------------    --------------   --------------    --------------
  Net income                       $802,063          866,134         1,433,617        1,389,329         4,491,143
                           ================   ==============    ==============   ==============    ==============

Pro forma income
 before income taxes               $802,063          866,134         1,433,617        1,389,329         4,491,143
Pro forma income taxes
                                    301,816          325,927           539,470          521,457         1,688,670
                           ----------------   --------------    --------------   --------------    --------------

Pro forma net income               $500,247          540,207           894,147          867,872         2,802,473
                           ================   ==============    ==============   ==============    ==============


                                                            1995                                     Year ended
                                                     Three months ended                             December 31,
                          ----------------------------------------------------------------------  ---------------
                                March 31          June 30        September 30      December 31          1995
                                --------          -------        ------------      -----------          ----
Gain on sale of Loans            $1,763,672        1,732,447         2,063,115        1,566,615         7,125,849
Other revenue                        17,634           92,249           178,261          396,986           685,130
                           ----------------   --------------    --------------   --------------    --------------
  Total revenue                   1,781,306        1,824,696         2,241,376        1,963,601         7,810,979
  Total expenses                    856,168        1,058,182         1,183,623        1,432,180         4,530,153
                           ----------------   --------------    --------------   --------------    --------------
  Net income                       $925,138          766,514         1,057,753          531,421         3,280,826
                           ================   ==============    ==============   ==============    ==============

Pro forma income
  before income taxes              $925,138          766,514         1,057,753          531,421         3,280,826
Pro forma income taxes              173,273          293,547           398,032          201,577         1,066,429
                           ----------------   --------------    --------------   --------------    --------------
Pro forma net income               $751,865          472,967           659,721          329,844         2,214,397
                           ================   ==============    ==============   ==============    ==============



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement"), which Proxy Statement the Company presently intends will be filed with the Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1996, and which will be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the 1997 Annual Meeting of Stockholders to be held in June 1997, and is incorporated herein by reference, and the information with respect to Executive Officers of the Registrant is set forth, pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K of the Exchange Act, under Part I of this Report under a like caption.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required to be furnished pursuant to this item will be set forth under the captions "Voting Securities" and "Security Ownership of Management" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required to be furnished pursuant to this caption will be set forth under the caption "Certain Transactions" of the Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1)      Financial Statements

                           Audited financial statements required by this item are presented and listed in Part II, Item 8.

                  (2)      Financial Statement Schedules

                           Financial Statement Schedules ordinarily required to be filed by Item 8 of Form 10-K are omitted because the information is inapplicable.

                  (3)      Executive Compensatory Plans or Arrangements

                           --       1996 Share Incentive Plan.

                           --       Form of 401(k) Plan.

                           -- Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and William G. Magro.

                           -- Employment Agreement, dated as of September 16, 1995, between National Auto Finance Company, Inc. and Roy E. Tipton.

                           -- Employment Agreement, dated as of October 19, 1995, between National Auto Finance Company, Inc. and Blane H. McDonald.

                           -- Employment Agreement, dated as of December 31, 1996, between National Auto Finance Company, Inc. and Stephen R. Stack.

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K. On March 7, 1997, a Current Report on Form 8-K with respect to the Company's year-end results for the year ended December 31, 1996 was filed with the Commission.

         (c)      Exhibits.

                  With the exception of Exhibits 23.1 and 27.1, each of which is filed herewith, all of the below-listed Exhibits were filed by the Company with the Commission as Exhibits to its Registration Statement on Form S-1, dated October 8, 1996, as amended on November 25, 1996, January 9, 1997 and January 28, 1997, and declared effective by the Commission on January 29, 1997, and are incorporated by reference from such Registration Statement.

                  3.1      Certificate of Incorporation of the Company.

                  3.1-1 Certificate of the Designations, Preferences and Rights of the Series A Preferred Stock of the Company.

                  3.2      Form of By-laws of the Company.

                  4.1      Specimen Certificate of Common Stock.

                  10.1 Second Amended and Restated Agreement of Limited Partnership of National Auto Finance Company L.P., dated as of September 1, 1995, by and among National Auto Finance Corporation, The S Associates Limited Partnership, The O Associates Limited Partnership, Stephen L. Gurba, Craig Schnee, Roy E. Tipton, Blane
                           H. McDonald, Michael B. Colley, Irwin I. Kent, William G. Magro, Kevin G. Adams, Kamala R. Chapman, Keith B. Stein, Colleen S. McMillen, Richard H. Steffer, Tim Rooney, Lynn Dunham-Sirota and IronBrand Capital, LLC.

                  10.2     1996 Share Incentive Plan.

                  10.3     Form of 401(k) Plan.

                  10.4 Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and William G. Magro.

                  10.5 Employment Agreement, dated as of September 16, 1995, between National Auto Finance Company, Inc. and Roy
                           E. Tipton.

                  10.6 Employment Agreement, dated as of October 19, 1995, between National Auto Finance Company, Inc. and Blane
                           H. McDonald.

                  10.7 Promissory Note, dated October 31, 1994, payable by National Auto Finance Company L.P. to the order of Gary L. Shapiro.

                  10.8 Promissory Note, dated October 6, 1994, payable by National Auto Finance Company L.P. to the order of Edgar A. Otto.

                  10.9 Promissory Note, dated November 8, 1994, payable by National Auto Finance Company L.P. to the order of Stephen L. Gurba.

                  10.10 Promissory Note, dated March 27, 1995, payable by National Auto Finance Company L.P. to the order of Nova Financial Corporation.

                  10.11 Promissory Note, dated May 1, 1995, payable by National Auto Finance Company L.P. to the order of Nova Corporation.

                  10.12 Note Purchase Agreement, dated as of August 9, 1996, between National Auto Finance Company L.P. and Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York, Morgan Guaranty Trust Company of New York, as Trustee of the Multi-Market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company, as investment manager and agent for the Alfred P. Sloan Foundation (Multi-Market Account).

                  10.13 Promissory Note (No. 101), dated August 9, 1996, payable by National Auto Finance Company L.P. to the order of Kelly & Co., as nominee for Morgan Guaranty Trust Company of New York.

                  10.14 Promissory Note (No. 201), dated August 9. 1996, payable by National Auto Finance Company L.P. to the order of Kelly & Co., as nominee for Morgan Guaranty Trust Company of New York.

                  10.15 Promissory Note (No. 102), dated August 9, 1996, payable by National Auto Finance Company L.P. to the order of Kelly & Co., as nominee for Morgan Guaranty Trust Company of New York.

                  10.16 Registration Rights Agreement, dated as of August 9, 1996, among National Auto Finance Company Inc. and Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York, Morgan Guaranty Trust Company of New York, as Trustee of the Multi-Market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company, as investment manager and agent for the Alfred P. Sloan Foundation (Multi-Market Account).

                  10.17    Receivables Purchase Agreement, dated as of December
                           8. 1994, by and between National Auto Finance Company L.P., as Seller, and NAFCO Funding Trust, as Purchaser.

                  10.18 Promissory Note, dated December 8, 1994, payable by NAFCO Funding Trust to the order of National Auto Finance Company L.P.

                  10.19 NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.

                  10.20 Series 1994 R, Class B Supplement, dated as of December 8, 1994, to the Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.

                  10.21 Trust Agreement, dated as of October 5, 1994, between National Auto Finance Corporation and Bankers Trust.

                  10.22 First Amended and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, between National Auto Finance Company L.P., as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee and Gary
                           L. Shapiro and Edgar A. Otto, as Co-Trustees.

                  10.23 Servicing Agreement, dated July 25, 1994, by and between World Omni Financial Corp. and National Auto Finance Corporation.

                  10.24 Certificate Purchase Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, National Auto Finance Company L.P., as Initial Administrator and First Union National Bank of North Carolina.

                  10.25 Management Agreement, dated as of December 29, 1994, by and between National Auto Finance Company L.P. and National Auto Finance Corporation.

                  10.25-1 First Amendment of Management Agreement, dated as of January 1, 1996, by and between National Auto Finance Company L.P., Auto Credit Clearinghouse L.P. and National Auto Finance Corporation.

                  10.26 Services Agreement, dated as of December 29, 1994, by and between National Auto Finance Corporation and National Financial Corporation.

                  10.26-1 First Amendment to Services Agreement, dated as of January 1, 1996, by and between National Auto Finance Corporation and National Financial Corporation.

                  10.27 Pooling and Servicing Agreement, dated as of October 1, 1995, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P., as Master Servicer, and Harris Trust and Savings Bank, as Trustee.

                  10.28 Assignment Agreement, dated as of October 1, 1995, between Bankers Trust Company, as Trustee, and National Financial Auto Funding Trust.

                  10.29 Transfer Agreement No. 1, dated as of October 1,1995, between National Financial Auto Funding Trust and Harris Trust and Savings Bank.

                  10.30 Insurance and Indemnity Agreement, dated as of November 21, 1995, among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.

                  10.31 Indemnification Agreement, dated as of November 21, 1995, among Financial Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.

                  10.32 Master Spread Account Agreement, dated as of November 21, 1995, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.

                  10.33    Financial Guaranty Insurance Policy (Policy No.:
                           50522-N), together with Endorsement No. 1 thereto, dated November 13, 1996, issued by Financial Security Assurance Inc. in favor of Harris Trust and Savings Bank, as trustee for the benefit of the Certificate Holders.

                  10.34 Amended and Restated Servicing Agreement, dated as of December 5, 1994, by and between World Omni Financial Corp. and National Auto Finance Company L.P.

                  10.35 Assignment and Assumption Agreement, dated as of October 23, 1995, among World Omni Financial Corp. and Omni Financial Services of America, Inc.

                  10.36 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. ("WOFC"), as Servicer, and National Auto Finance Company L.P. ("NAFCO" ) is made as of November 21, 1995 by and between Omni Financial Services of America, Inc., as assignee of WOFC ("Servicer") and NAFCO.

                  10.37 Custodial Agreement, dated as of November 21, 1995, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company L.P. as Master Servicer.

                  10.38 Placement Agent Agreement, dated as of November 20, 1995, between First Union Capital Markets Corp. and National Financial Auto Funding Trust.

                  10.39 Amendment, dated as of November 21, 1995, to the First Amended and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, among National Auto Finance Company L.P., as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee, and Gary L. Shapiro, Edgar Otto A. and Andrew Stidd, as Co-Trustees.

                  10.40 Form of Indemnification Agreement, dated as of February 4, 1997, among National Auto Finance Company, Inc. and each of the Officers and Directors thereof.

                  10.41 Assignment and Assumption Agreement, dated as of October 7, 1996, between National Auto Finance Company, Inc. and National Auto Finance Company L.P.

                  10.42 Pooling and Servicing Agreement, dated as of October 21, 1996, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P., as Servicer, and Harris Trust and Savings Bank, as Trustee.

                  10.43 Purchase and Contribution Agreement, dated as of October 21, 1996, by and between National Auto Finance Company L.P. and National Financial Auto Funding Trust.

                  10.44 Assignment Agreement, dated as of October 21, 1996, between Bankers Trust Company and National Financial Auto Funding Trust 11.

                  10.45 Master Spread Account Agreement, dated as of November 13, 1996, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and Collateral Agent.

                  10.46 Insurance and Indemnity Agreement, dated as of November 13, 1996, among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.

                  10.47 Sale Agreement, dated as of October 21, 1996, by and between National Financial Auto Funding Trust and National Financial Auto Funding Trust II.

                  10.48 Purchase Agreement, dated as of October 21. 1996, by and between Auto Credit Clearinghouse L.P. and National Auto Finance Company L.P.

                  10.49 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995 (the "Servicing Agreement"), between World Omni Financial Corp (WOFC) and National Auto Finance Company L.P. (NAFCO) is made as of November 13, 1996 by and between Omni Financial Services of America, Inc. as assignee of WOFC, and NAFCO.

                  10.50 Transfer Agreement No. 1, dated as of November 13, 1996, by National Financial Auto Funding Trust as Transferor to Harris Trust and Savings Bank, as Trustee, pursuant to a Pooling and Servicing Agreement, dated as of October 21, 1996.

                  10.51 Form of Financial Guaranty Insurance Policy issued by Financial Security Assurance Inc.

                  10.52 Employment Agreement, dated as of December 31, 1996, between National Auto Finance Company, Inc. and Stephen R. Stack.

                  10.53 Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Gary L. Shapiro.

                  10.54 Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Edgar A. Otto.

                  10.55 Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Stephen L. Gurba.

                  10.56 Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Nova Financial Corporation.

                  10.57 Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Nova Corporation.

                  10.58 Form of First Amendment, dated as of December 1, 1996, to Second Amended and Restated Limited Partnership of National Auto Finance Company L.P.

                  10.59 Form of Amendment to Assignment and Assumption Agreement, dated as of January 27, 1997.

                  10.60 Referral Agreement, dated as of April 15, 1996, by and between First Union National Bank of North Carolina and Auto Credit Clearinghouse L.P.

                  10.61 Referral Contract, dated as of November 14, 1996, by and between Community Bank and Auto Credit Clearinghouse L.P.

                  23.1 Consent of KPMG Peat Marwick LLP (referencing KPMG Peat Marwick LLP's reports incorporated by reference in the Company's Registration Statement on Form S-8 (File No. 333-23649)(the "S-8"), which reports were incorporated by reference in the S-8 from the Company's Registration Statement on Form S-1 (File No.333-13367) and Current Report on Form 8-K (File No. 0-22067)).

                  27.1 Financial Data Schedule for the year ended December 31, 1996.

         (d)      Financial Statement Schedules:

                  All Schedules have been omitted because the information is not applicable or is presented in the financial statements or the notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL AUTO FINANCE COMPANY, INC.


March 28, 1997                                       By:/s/ Keith B. Stein
                                                        -----------------------
                                                         Name: Keith B. Stein
                                                         Title: Vice Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                           DATE
         ---------                                   -----                                           ----
/s/ Gary L. Shapiro                                  Chief Executive Officer                         March 28, 1997
-----------------------------------------            and Chairman of the Board
Gary L. Shapiro                                      (principal executive officer)



/s/ Kevin G. Adams                                   Vice President and Chief Financial              March 28, 1997
-----------------------------------------            Officer (principal financial
Kevin G. Adams                                       and accounting officer)



/s/ Keith B. Stein                                   Vice Chairman and Director                      March 28, 1997
-----------------------------------------
Keith B. Stein



/s/ Edgar A. Otto                                    Director                                        March 28, 1997
-----------------------------------------
Edgar A. Otto



/s/ Roy E. Tipton                                    Director                                        March 28, 1997
-----------------------------------------
Roy E. Tipton


/s/ Peter Offermann                                  Director                                        March 28, 1997
-----------------------------------------
Peter Offermann


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION*
------                                  ------------

   3.1          Certificate of Incorporation of the Company.

 3.1-1 Certificate of the Designations, Preferences and Rights of the Series A Preferred Stock of the Company.

   3.2          Form of By-laws of the Company.

   4.1          Specimen Certificate of Common Stock.

  10.1 Second Amended and Restated Agreement of Limited Partnership of National Auto Finance Company L.P., dated as of September 1, 1995, by and among National Auto Finance Corporation, The S Associates Limited Partnership, The O Associates Limited Partnership, Stephen L. Gurba, Craig Schnee, Roy E. Tipton, Blane
                H. McDonald, Michael B. Colley, Irwin I. Kent, William G. Magro, Kevin G. Adams, Kamala R.
                Chapman, Keith B. Stein, Colleen S. McMillen, Richard
                H. Steffer, Tim Rooney, Lynn Dunham-Sirota and IronBrand Capital, LLC.

  10.2          1996 Share Incentive Plan.

  10.3          Form of 401(k) Plan.

  10.4 Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and
                William G. Magro.

  10.5          Employment Agreement, dated as of September 16,
                1995, between National Auto Finance Company, Inc.
                and Roy E. Tipton.

  10.6 Employment Agreement, dated as of October 19, 1995, between National Auto Finance Company, Inc. and
                Blane H. McDonald.

--------
* With the exception of Exhibits 23.1 and 27.1, each of which is filed herewith, all of the below-listed Exhibits were filed by the Company with the Commission as Exhibits to its Registration Statement on Form S-1, dated October 8, 1996, as amended on November 25, 1996, January 9, 1997 and January 28, 1997, and declared effective by the Commission on January 29, 1997, and are incorporated by reference from such Registration Statement.

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

  10.7 Promissory Note, dated October 31, 1994, payable by National Auto Finance Company L.P. to the order of
               Gary L. Shapiro.

  10.8         Promissory Note, dated October 6, 1994, payable by
               National Auto Finance Company L.P. to the order of
               Edgar A. Otto.

  10.9 Promissory Note, dated November 8, 1994, payable by National Auto Finance Company L.P. to the order of
               Stephen L. Gurba.

 10.10         Promissory Note, dated March 27, 1995, payable by
               National Auto Finance Company L.P. to the order of
               Nova Financial Corporation.

 10.11         Promissory Note, dated May 1, 1995, payable by
               National Auto Finance Company L.P. to the order of
               Nova Corporation.

 10.12 Note Purchase Agreement, dated as of August 9, 1996, between National Auto Finance Company L.P. and
               Morgan Guaranty Trust Company of New York, as
               Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York, Morgan Guaranty Trust Company of New York, as Trustee of the Multi-Market Special Investment Trust Fund of Morgan Guaranty
               Trust Company of New York and Morgan Guaranty
               Trust Company, as investment manager and agent for the Alfred P. Sloan Foundation (Multi-Market Account).

 10.13 Promissory Note (No. 101), dated August 9, 1996, payable by National Auto Finance Company L.P. to the order of Kelly & Co., as nominee for Morgan Guaranty Trust Company of New York.

 10.14 Promissory Note (No. 201), dated August 9. 1996, payable by National Auto Finance Company L.P. to the order of Kelly & Co., as nominee for Morgan Guaranty Trust Company of New York.

 10.15 Promissory Note (No. 102), dated August 9, 1996, payable by National Auto Finance Company L.P. to the order of Kelly & Co., as nominee for Morgan Guaranty Trust Company of New York.

 10.16 Registration Rights Agreement, dated as of August 9, 1996, among National Auto Finance Company Inc. and
               Morgan Guaranty Trust Company of New York, as

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

               Trustee of the Commingled Pension Trust Fund
               (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York, Morgan Guaranty Trust Company of New York, as Trustee of the Multi-Market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company, as investment manager and agent for the Alfred P. Sloan Foundation (Multi-Market Account).

 10.17         Receivables Purchase Agreement, dated as of December
               8. 1994, by and between National Auto Finance
               Company L.P., as Seller, and NAFCO Funding Trust, as Purchaser.

 10.18 Promissory Note, dated December 8, 1994, payable by NAFCO Funding Trust to the order of National Auto
               Finance Company L.P.

 10.19 NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.

 10.20 Series 1994-R, Class B Supplement dated as of December 8, 1994, to the Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.

 10.21 Trust Agreement, dated as of October 5, 1994, between National Auto Finance Corporation and Bankers Trust.

 10.22         First Amended and Restated Trust Agreement of
               NAFCO Funding Trust, dated as of December 8, 1994, between National Auto Finance Company L.P., as
               Depositor, The Chase Manhattan Bank (USA), as Owner Trustee and Gary L. Shapiro and Edgar A. Otto, as Co-Trustees.

 10.23 Servicing Agreement, dated July 25, 1994, by and between World Omni Financial Corp. and National Auto Finance Corporation.

 10.24 Certificate Purchase Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, National Auto
               Finance Company L.P., as Initial Administrator and
               First Union National Bank of North Carolina.

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------


 10.25         Management Agreement, dated as of December 29,
               1994, by and between National Auto Finance Company
               L.P. and National Auto Finance Corporation.

10.25-1 First Amendment of Management Agreement, dated as of January 1, 1996, by and between National Auto
               Finance Company L.P., Auto Credit Clearinghouse L.P. and National Auto Finance Corporation.

 10.26 Services Agreement, dated as of December 29, 1994, by and between National Auto Finance Corporation and
               National Financial Corporation.

10.26-1        First Amendment to Services Agreement, dated as of
               January 1, 1996, by and between National Auto Finance Corporation and National Financial Corporation.

 10.27 Pooling and Servicing Agreement, dated as of October 1, 1995, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P, as Master Servicer, and Harris Trust and Savings Bank, as Trustee.

 10.28 Assignment Agreement, dated as of October 1, 1995, between Bankers Trust Company, as Trustee, and
               National Financial Auto Funding Trust.

 10.29 Transfer Agreement No. 1, dated as of October 1,1995, between National Financial Auto Funding Trust and
               Harris Trust and Savings Bank.

 10.30 Insurance and Indemnity Agreement, dated as of November 21, 1995, among Financial Security
               Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.

 10.31 Indemnification Agreement, dated as of November 21, 1995, among Financial Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.

 10.32         Master Spread Account Agreement, dated as of
               November 21, 1995, among National Financial Auto
               Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as
               Collateral Agent.

 10.33         Financial Guaranty Insurance Policy (Policy No.: 50522-
               N), together with Endorsement No. 1 thereto, dated
               November 13, 1996, issued by Financial Security

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
               Assurance Inc. in favor of Harris Trust and Savings Bank, as trustee for the benefit of the Certificate Holders.

 10.34 Amended and Restated Servicing Agreement, dated as of December 5, 1994, by and between World Omni
               Financial Corp. and National Auto Finance Company
               L.P.

 10.35 Assignment and Assumption Agreement, dated as of October 23, 1995, among World Omni Financial Corp.
               and Omni Financial Services of America, Inc.

 10.36 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. ("WOFC"), as Servicer, and National Auto Finance Company L.P. ("NAFCO") is made as of November 21, 1995 by and between Omni Financial Services of America, Inc., as assignee of WOFC ("Servicer") and NAFCO.

 10.37 Custodial Agreement, dated as of November 21, 1995, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company L.P. as Master Servicer.

 10.38 Placement Agent Agreement, dated as of November 20, 1995, between First Union Capital Markets Corp. and National Financial Auto Funding Trust.

 10.39 Amendment, dated as of November 21, 1995, to the First Amended and Restated Trust Agreement of
               NAFCO Funding Trust, dated as of December 8, 1994, among National Auto Finance Company L.P., as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee, and Gary L. Shapiro, Edgar A. Otto and Andrew Stidd, as Co-Trustees.

 10.40 Form of Indemnification Agreement, dated as of February 4, 1997, by and among National Auto Finance Company, Inc. and each of the Officers and Directors thereof.

 10.41 Assignment and Assumption Agreement, dated as of October 7, 1996, between National Auto Finance
               Company, Inc. and National Auto Finance Company
               L.P.

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------


 10.42 Pooling and Servicing Agreement, dated as of October 21, 1996, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P., as Servicer, and Harris Trust and Savings Bank, as Trustee.

 10.43 Purchase and Contribution Agreement, dated as of October 21, 1996, by and between National Auto
               Finance Company L.P. and National Financial Auto
               Funding Trust.

 10.44 Assignment Agreement, dated as of October 21, 1996, between Bankers Trust Company and National Financial Auto Funding Trust II.

 10.45         Master Spread Account Agreement, dated as of
               November 13, 1996, among National Financial Auto
               Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and Collateral Agent.

 10.46 Insurance and Indemnity Agreement, dated as of November 13, 1996, among Financial Security
               Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.

 10.47 Sale Agreement, dated as of October 21, 1996, by and between National Financial Auto Funding Trust and
               National Financial Auto Funding Trust II.

 10.48 Purchase Agreement, dated as of October 21. 1996, by and between Auto Credit Clearinghouse L.P. and
               National Auto Finance Company L.P.

 10.49 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995 (the "Servicing Agreement"), between World Omni Financial Corp (WOFC) and National Auto Finance Company L.P. (NAFCO) is made as of November 13, 1996 by and between Omni Financial Services of America, Inc. as assignee of WOFC, and NAFCO.

 10.50         Transfer Agreement No. 1, dated as of November 13,
               1996, by National Financial Auto Funding Trust as
               Transferor to Harris Trust and Savings Bank, as
               Trustee, pursuant to a Pooling and Servicing Agreement, dated as of October 21, 1996.

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

 10.51 Form of Financial Guaranty Insurance Policy issued by Financial Security Assurance Inc.

 10.52         Employment Agreement, dated as of December 31,
               1996, between National Auto Finance Company, Inc.
               and Stephen R. Stack.

 10.53         Amended and Restated Promissory Note, dated as of
               January 3, 1997, payable by National Auto Finance
               Company L.P. to the order of Gary L. Shapiro.

 10.54         Amended and Restated Promissory Note, dated as of
               January 3, 1997, payable by National Auto Finance
               Company L.P. to the order of Edgar A. Otto.

 10.55         Amended and Restated Promissory Note, dated as of
               January 3, 1997, payable by National Auto Finance
               Company L.P. to the order of Stephen L. Gurba.

 10.56         Amended and Restated Promissory Note, dated as of
               January 3, 1997, payable by National Auto Finance
               Company L.P. to the order of Nova Financial
               Corporation.

 10.57         Amended and Restated Promissory Note, dated as of
               January 3, 1997, payable by National Auto Finance
               Company L.P. to the order of Nova Corporation.

 10.58         Form of First Amendment, dated as of December 1,
               1996, to Second Amended and Restated Limited
               Partnership of National Auto Finance Company L.P.

 10.59         Form of Amendment to Assignment and Assumption
               Agreement, dated as of January 27, 1997.

 10.60 Referral Agreement, dated as of April 15, 1996, by and between First Union National Bank of North Carolina and Auto Credit Clearinghouse L.P.

 10.61 Referral Contract, dated as of November 14, 1996, by and between Community Bank and Auto Credit
               Clearinghouse L.P.

 23.1 Consent of KPMG Peat Marwick LLP (referencing KPMG Peat Marwick LLP's reports incorporated by reference in the Company's Registration Statement on Form S-8 (File No. 333-23649)(the "S-8"), which reports were incorporated by reference in the S-8 from the Company's Registration Statement on Form S-1 (File No.333-13367) and Current Report on Form 8-K (File No. 0-22067)).

  27.1         Financial Data Schedule for the year ended December
               31, 1996.