Form 10-K405/A
period 1996-12-31
NATIONAL AUTO FINANCE CO INC
filed 1997-04-23
CIK 1024332

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO RULE 12b-5 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________

                         Commission file number 0-22067

                       NATIONAL AUTO FINANCE COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  65-0688619
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. employer identification no.)
    incorporation or organization)

   621 N.W. 53RD STREET, SUITE 200, BOCA RATON, FLORIDA                  33487
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code (561) 997-2413
                                                   -----------------------------


Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                          Name of Each Exchange on
         -------------------                             Which Registered
                                                         ----------------

                NONE                                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of April 11, 1997 (computed by reference to the last reported closing sale price of the Common Stock on the National Association of Securities Dealers Automated Quotation System-National Market System on such date): $18,873,000.

As of April 11, 1997, the registrant had outstanding 7,026,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                EXPLANATORY NOTE

        This Report on Form 10-K/A amends and restates in its entirety Part III of the Annual Report on Form 10-K of National Auto Finance Company, Inc. (the "Company") for the fiscal year ended December 31, 1996 ("Fiscal 1996"), as filed with the Securities and Exchange Commission (the "Commission") on March 31, 1997.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

        As of April 11, 1997, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


              NAME                  AGE                   TITLE               OFFICE HELD SINCE
              ----                  ---                   -----               -----------------
Gary L. Shapiro.................    47     Chairman of the Board and Chief    October 1996
                                           Executive Officer

Keith B. Stein..................    39     Vice Chairman, Treasurer,          October 1996
                                           Secretary and Director

Roy E. Tipton...................    42     President and Director             October 1996

Peter Offermann.................    52     Director                           October 1996

Edgar A. Otto...................    66     Director                           October 1996

William G. Magro................    47     Executive Vice President           October 1996

Blane H. McDonald...............    40     Vice President and Chief Operating October 1996
                                           Officer

Kevin G. Adams..................    40     Vice President and Chief Financial October 1996
                                           Officer

Stephen R. Stack................    38     Senior Vice President-Sales and    October 1996
                                           Marketing

Tim W. Carter...................    46     Vice President-Planning and        October 1996
                                           Development


        Gary L. Shapiro is the Chairman of the Board of Directors and the Chief Executive Officer of the Company and has been the Chairman and Chief Executive Officer of National Auto Finance Corporation ("National Auto"), the general partner of National Auto Finance Company L.P. (the "National Auto Partnership"), since October 1994. Mr. Shapiro has been the Chairman and Chief Executive Officer of National Financial Companies LLC ("National Financial"), the successor to National Financial Corporation, for more than the past five years. Mr. Shapiro served as a partner in the firm of Mailman, Ross, Toyes and Shapiro, Certified Public Accountants, from November 1973 to March 1982. In 1981, Mr. Shapiro founded

National Machine Tool Finance Corporation ("National Tool"), a machine tool finance company. He served as President of National Tool until 1990.

        Keith B. Stein is the Vice Chairman, Treasurer, Secretary and a Director of the Company. Mr. Stein has been the Executive Vice President and Assistant Secretary of National Auto since January 1995, and a Managing Director of National Financial since January 1995. Mr. Stein served from March 1993 to September 1994 as Senior Vice President, Secretary and General Counsel of WestPoint Stevens Inc. after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein has been a director of DVL, Inc., a public company engaged in the real estate finance business, since September 1996.

        Roy E. Tipton is the President and a Director of the Company and has been the President of the National Auto Partnership since May 1994. Mr. Tipton served from April 1992 to May 1994 as the President of Stanford Automotive Financial Company, an automobile finance company ("Stanford"). He served from April 1991 to April 1992 as a Regional Manager of Primus Auto Company, an automobile finance company ("Primus"). Mr. Tipton served in several capacities at each of Ford Motor Credit Company from June 1975 to September 1985 and at Omni Financial Services of America ("World Omni") from September 1985 to February 1990.

        Peter Offermann has been a Director of the Company since January 6, 1997. From 1968 to 1994, Mr. Offermann held a number of positions with Bankers Trust Company and its affiliates, including as Managing Director of BT Investment Partners, Inc. from October 1992 through May 1994, Managing Director of BT Securities Corporation from October 1991 through October 1992 and Managing Director of Bankers Trust Company from 1986 through 1991. From 1994 to 1995, Mr. Offermann was President of Offermann Financial Inc., a provider of strategic financial advice. From 1995 to date, Mr. Offermann has served as Executive Vice President and Chief Financial Officer of TLC Beatrice International Holdings, Inc., a food manufacturing and distribution business. Since 1996, Mr. Offermann has served as a Director of Jan Bell Marketing, Inc., a jewelry distribution company.

        Edgar A. Otto is a Director of the Company and has been a Director of National Auto since October 1994. Mr. Otto was a principal of National Financial Corporation from its inception until April 1996. From 1971 to 1994, Mr. Otto served as President and Chief Executive Officer of Therma Systems Corporation, a manufacturing company. He is currently Chairman of National Healthnet Corporation, a healthcare services provider.

        William G. Magro is the Executive Vice President of the Company and has been the Executive Vice President of the National Auto Partnership since September 1994. Mr. Magro served from January 1985 to August 1994 as a Director of Collection and Client Services for World Omni. He served from January 1972 to December 1984 as a Collection Supervisor and a Dealer Relations Supervisor at General Motors Acceptance Corporation ("General Motors").

        Blane H. McDonald is the Vice President and Chief Operating Officer of the Company and has been the Vice President and Chief Operating Officer of the National Auto Partnership since July 1994. He served from February 1994 to July 1994 as a Vice President of Operations of AutoLend Corporation, an automobile finance concern. Mr. McDonald served from February 1992 to February 1994 as a Vice President of Operations of Stanford. Mr. McDonald served from October 1990 to January 1992 as Sales Representative for the State of Florida at Primus. Mr. McDonald served in various positions from August 1984 to September 1990 at World Omni and from February 1982 to July 1984 at General Motors.

        Kevin G. Adams is the Vice President and Chief Financial Officer of the Company and has been a Vice President and Chief Financial Officer of the National Auto Partnership since October 1994. He served from December 1992 to October 1994 as Vice President-Finance of National Financial. Mr. Adams served from September 1983 to June 1992 as a Vice President and Chief Financial Officer of National Tool.

        Stephen R. Stack is the Senior Vice President-Sales and Marketing of the Company and has been Vice President of the National Auto Partnership since December 1995. Mr. Stack served from March 1990 through September 1995 in various executive positions (including as executive director) with Alamo Rent-A-Car, Inc., an automobile rental concern. From 1976 through 1989, Mr. Stack held various positions with General Motors.

        Tim W. Carter is the Vice President-Planning and Development of the Company and has been a Vice President of the National Auto Partnership since February 1996. Mr. Carter served from July 1991 to February 1996 as the Director of Development of World Omni. Mr. Carter held various positions with World Omni from March 1988 to July 1991.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. During Fiscal 1996, the Company's equity securities were not publicly registered and the Company was not subject to the reporting requirements of the Exchange Act. Therefore, the Company's executive officers and directors, and holders of the Company's equity securities, were not subject to the reporting requirements of Section 16(a) during Fiscal 1996.

Item 11.  Executive Compensation.


                             EXECUTIVE COMPENSATION

       The following table sets forth information concerning total compensation earned by or paid to the Chief Executive Officer and the four other highest-paid executive officers of the Company employed as of December 31, 1996 (the "Named Officers") during Fiscal 1996 for services rendered to the Company.

                           SUMMARY COMPENSATION TABLE

                                                                          Other Annual
                                              Annual Compensation            Compen-           All Other
Name and Principal Position   Year(1)       Salary          Bonus(2)         sation          Compensation
---------------------------   -------       ------         ---------         ------          ------------

Gary L. Shapiro(3)(4)......    1996        $      0        $      0         $      0           $      0
  Chief Executive Officer

Roy E. Tipton(5)...........    1996         130,000          59,131              (7)                  0
  President

William G. Magro(6)........    1996         110,571          40,834              (7)             11,041(8)
  Executive Vice President

Blane H. McDonald(5).......    1996         103,000          39,042              (7)                  0
  Vice President and
    Chief Operating Officer

Stephen R. Stack(5)........    1996         105,000          35,251              (7)                  0
  Senior Vice President-
    Sales and Marketing

(1) Information with respect to fiscal years prior to Fiscal 1996 are not reported due to the fact that the Company first became a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act on January 29, 1997.
(2) Bonuses for the Named Officers for services rendered in a given year are determined after the Board of Directors of the Company (the "Board of Directors") has approved the audited financial statements for that year. These bonuses are paid at the end of March of the following year. See "-Employment Agreements."
(3) No compensation was received from the Company in Fiscal 1996. However, National Auto is paid a fee by the Company for management services rendered pursuant to a management agreement. National Financial, a limited liability company controlled by Mr. Shapiro, is paid a fee by National Auto for management services rendered to National Auto. See "Certain Relationships and Related Transactions-Management and Service Agreements."
(4)     Mr. Shapiro is an officer, director and stockholder of National Auto.





(5)     Compensation was paid by the National Auto Partnership.
(6) Compensation was paid by Auto Credit Clearinghouse L.P. (the "ACCH Partnership").
(7) Reflects amounts that, in the aggregate, are below reportable thresholds with respect to 401(k) contributions made by the Company in accordance with the Company's 401(k) Plan and reimbursement for certain monthly automobile expenses.
(8)     Reflects amounts paid to Mr. Magro for relocation expenses in 1996.

    No restricted stock awards, stock appreciation rights or long-term incentive plan awards were awarded to, earned by or paid to the Named Officers during Fiscal 1996.


EMPLOYMENT AGREEMENTS

        The Company employs each of Roy E. Tipton, President, Blane H. McDonald, Vice President and Chief Operating Officer, William G. Magro, Executive Vice President, and Stephen R. Stack, Senior Vice President - Sales and Marketing (individually, an "Executive" and collectively, the "Executives"), pursuant to employment agreements effective as of September 16, 1995, October 19, 1995, July 1, 1996 (as amended) and December 30, 1996, respectively. The term of each of Messrs. Tipton's and McDonald's agreements will end on December 31, 1998 and the term of each of Messrs. Magro's and Stack's agreements will end on June 30, 1999, unless sooner terminated pursuant to the terms of the respective agreement.

        Mr. Tipton's annual base salary was $130,000 from January 1, 1996 to December 31, 1996 and will be $155,000 from January 1, 1997 to December 31, 1997 and $180,000 from January 1, 1998 to December 31, 1998. Mr. Tipton will receive from the Company an incentive bonus in each of such years based upon the achievement of certain performance goals, payable on or before March 31 of each of 1997 and 1998. The incentive bonus is computed as the lesser of a prescribed fraction of the Company's net annual pre-tax income and (i) in 1997, $96,875 and
(ii) in 1998, $117,000.

        Mr. McDonald's annual base salary was $103,000 from January 1, 1996 to December 31, 1996 and will be $116,000 from January 1, 1997 to December 31, 1997 and $126,000 from January 1, 1998 to December 31, 1998. Mr. McDonald will receive from the Company an incentive bonus in each of such years based upon the achievement of certain performance goals, payable on or before March 31 of each of 1997 and 1998. The incentive bonus is computed as the lesser of a prescribed fraction of the Company's net annual pre-tax income and (i) in 1997, $58,000 and
(ii) in 1998, $63,000.

        Mr. Magro's annual base salary from the effective date of his agreement through December 31, 1996 was $110,571 and will be (i) $130,000 from January 1, 1997 to December 31, 1997, (ii) $140,000 from January 1, 1998 to December 31, 1998 and (iii) $150,000 from January 1, 1999 to June 30, 1999. Mr. Magro will receive an incentive bonus in each of such years based upon the achievement of certain performance goals, payable on or before March 31 of each of 1997, 1998, 1999 and 2000. The incentive bonus is computed as the lesser of a prescribed fraction of the Company's net annual pre-tax income and (i) in 1997, $71,500,
(ii) in 1998, $84,000 and (iii) in 1999, $90,000.

        Mr. Stack's annual base salary from the effective date of his agreement through December 31, 1996 was $105,000 and will be (i) $115,000 from January 1, 1997 to December 31, 1997, (ii) $128,000 from January 1, 1998 to December 31, 1998 and (iii) $144,000 from January 1, 1999 to June 30, 1999. Mr. Stack will receive an incentive bonus in each of such years based upon the achievement of certain performance goals, payable on or before March 31 of each of 1997, 1998, 1999 and 2000. The incentive bonus is computed as the lesser of a prescribed fraction of the Company's net annual pre-tax income and
(i) in 1997, $57,500, (ii) in 1998, $64,000 and (iii) in 1999, $72,000.

        Pursuant to their employment agreements, each of the Executives may participate in any stock option and benefit plans adopted by the Company or its successors. In addition, each of the Executives has agreed to maintain the confidentiality of the Company's proprietary information and has agreed, during the term of his agreement, not to compete directly or indirectly with the business of the Company.

        The employment agreement of each of the Executives may be terminated by the Company due to such Executive's disability or death, or for "cause" (as defined in the employment agreements). In the event that an Executive is terminated for cause, he will be entitled to receive all accrued but unpaid base salary, benefits and other compensation and, under certain circumstances, an additional payment or payments equal to his base salary for a twelve-month period. Each of the Executives may also terminate his employment for Good Reason (as defined in the employment agreements). In such event, the Executive will be entitled to receive all accrued but unpaid base salary, benefits and other compensation. In addition, Mr. Tipton will receive an amount equal to the remaining unpaid balance of his base salary for the full remaining term of his agreement and each of the other Executives will receive an amount equal to his base salary for a twelve-month period (in the case of Mr.
McDonald) or a six-month period (in the case of Messrs. Magro and Stack).

DIRECTORS' COMPENSATION

        Directors who are also employees of the Company receive no remuneration for service as members of the Board of Directors or any committee of the Board of Directors. Independent outside directors of the Company will receive an annual retainer of $10,000. In addition, each independent outside director will receive $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee attended, plus, in each case, expenses incident to attendance at such meetings, and will be granted stock options for 5,000 shares of the Company's common stock, $.01 par value ("Common Stock"), on the date on which the annual meeting of the Company's stockholders is held each year. The purchase price of the Common Stock covered by such options will be the fair market value of such Common Stock on the date of grant. These options will be fully exercisable on the first anniversary of the date of grant. In 1997, the Company granted to Peter Offermann, an independent outside director of the Company, stock options to acquire 5,000 shares of Common Stock. See Note 14 under "Security Ownership of Certain Beneficial Owners and Management."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of April 11, 1997 (except as otherwise specified in the footnotes thereto) with respect to the beneficial ownership (as such term is defined under Section 13(d) of the Exchange Act) of the Common Stock by (i) each person who is the beneficial owner of more than five percent of the Common Stock outstanding as of such date, (ii) all directors of the Company, (iii) the Company's executive officers and (iv) all directors and executive officers as a group, as reported by each such person.

                                                                 Beneficial Ownership(1)
                                                                 -----------------------
                Name and Address                            Number of
                of Beneficial Owner(2)                       Shares                 Percent
                ----------------------                       ------                 -------
National Auto Finance Company L.P.(3).................      4,230,000              60.20%
  621 N.W. 53rd Street, Suite 200
  Boca Raton, Florida  33487
Morgan Guaranty Trust Company
  of New York, as trustee(4)..........................        496,000               7.06%
  522 Fifth Avenue
  New York, New York  10036
Gary L. Shapiro(5)(6).................................          9,167                  *
Edgar A. Otto(5)......................................              -                  *
Keith B. Stein(5)(7)..................................          7,500                  *
Roy E. Tipton(5)(8)...................................         16,667                  *
William G. Magro(5)(9)................................         11,667                  *
Blane H. McDonald(5)(10)..............................         10,000                  *
Kevin G. Adams(5)(11).................................          9,000                  *
Stephen R. Stack(5)(12)...............................          9,334                  *
Tim W. Carter(5)(13)..................................          3,333                  *
Peter Offermann(14)...................................          5,000                  *
  All directors and executive officers
    as a group (10 persons)...........................         76,668               1.09%

--------------------
*       Represents less than 1%.

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares that each person has the right to acquire within 60 days through the exercise of options. Percentage of ownership is based on 7,026,000 shares of Common Stock outstanding as of April 11, 1997.

(2) The business address of each of the directors and executive officers listed in the table above is c/o National Auto Finance Company, Inc., 621 N.W. 53rd Street, Suite 200, Boca Raton, Florida 33487.

(3) The general partner of the National Auto Partnership is National Auto. National Auto holds a 1% general partner interest in the National Auto Partnership. A majority of the outstanding capital stock of National Auto is owned collectively by Messrs. Shapiro and Otto. The limited partners of the National





        Auto Partnership include, among others, The S Associates Limited Partnership ("S Associates"), The O Associates Limited Partnership ("O Associates"), IronBrand Capital, LLC (the "First Union Partner"), Keith
        B. Stein, Roy E. Tipton, William G. Magro, Blane H. McDonald, Stephen R. Stack and Kevin G. Adams. Mr. Shapiro owns all of the outstanding capital stock of the general partner of S Associates. Mr. Otto owns all of the outstanding capital stock of the general partner of O Associates. The First Union Partner holds a vested 15% limited partner economic interest in the National Auto Partnership. The remaining limited partners of the National Auto Partnership hold the balance of the limited partner economic interests. The First Union Partner may earn up to an additional 34% limited partner economic interest (or an aggregate of approximately 49% when added to the First Union Partner's current vested economic limited partner interest), thus diluting the other limited partners, but not diluting the public stockholders of the Company, over a period of time expiring on January 31, 1999 (the "Determination Date") based upon various factors specified in a certain agreement of limited partnership, dated as of October 1, 1994 (as amended and restated, the "National Auto Partnership Agreement"), including the overall performance of a certain strategic referral and marketing alliance (the "First Union Strategic Alliance") entered into in April 1996 with First Union National Bank of North Carolina and certain of its national bank affiliates (collectively, "First Union"), and the total market value of the Company on the Determination Date. Except for the First Union Partner, each limited partner of the National Auto Partnership has the right to vote on certain matters specified in the National Auto Partnership Agreement commensurate with each such limited partner's respective limited partner economic interest. In accordance with the National Auto Partnership Agreement, the consent of the First Union Partner is generally required before the National Auto Partnership may take certain material actions.

(4) Includes shares held by Morgan Guaranty Trust Company of New York ("MGTC"), as trustee of each of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York and the Multi-Market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York (the "Morgan Trust Funds") and as investment manager and agent for an institutional investor ("MGAS", and together with MGTC and the Morgan Trust Funds, the "Morgan Group"). Of these shares, 470,000 were issued by the Company in exchange for the Deferred Additional Interest Notes (as defined under "Certain Relationships and Related Transactions-Senior Subordinated Indebtedness") and 26,000 were issued by the Company pursuant to the terms of the Note Purchase Agreement (as defined under "Certain Relationships and Related Transactions-Senior Subordinated Indebtedness") upon the grant of options to key employees and directors of the Company.

(5) Excludes shares held by the National Auto Partnership. Each such person disclaims beneficial ownership with respect to such shares.

(6) Includes stock options granted in 1997 to acquire an aggregate of 27,500 shares of Common Stock, of which stock options to acquire 9,167 shares are immediately exercisable, stock options to acquire 9,167 shares vest in 1998 and stock options to acquire 9,166 shares vest in 1999.

(7) Includes stock options granted in 1997 to acquire an aggregate of 22,500 shares of Common Stock, of which stock options to acquire 7,500 shares are immediately exercisable, stock options to acquire 7,500 shares vest in 1998 and stock options to acquire 7,500 shares vest in 1999.

(8) Includes stock options granted in 1997 to acquire an aggregate of 50,000 shares of Common Stock, of which stock options to acquire 16,667 shares are immediately exercisable, stock options to acquire 16,667 shares vest in 1998 and stock options to acquire 16,666 shares vest in 1999.





(9) Includes stock options granted in 1997 to acquire an aggregate of 35,000 shares of Common Stock, of which stock options to acquire 11,667 shares are immediately exercisable, stock options to acquire 11,667 shares vest in 1998 and stock options to acquire 11,666 shares vest in 1999.

(10) Includes stock options granted in 1997 to acquire an aggregate of 30,000 shares of Common Stock, of which stock options to acquire 10,000 shares are immediately exercisable, stock options to acquire 10,000 shares vest in 1998 and stock options to acquire 10,000 shares vest in 1999.

(11) Includes stock options granted in 1997 to acquire an aggregate of 27,000 shares of Common Stock, of which stock options to acquire 9,000 shares are immediately exercisable, stock options to acquire 9,000 shares vest in 1998 and stock options to acquire 9,000 shares vest in 1999.

(12) Includes stock options granted in 1997 to acquire an aggregate of 28,000 shares of Common Stock, of which stock options to acquire 9,334 shares are immediately exercisable, stock options to acquire 9,333 shares vest in 1998 and stock options to acquire 9,333 shares vest in 1999.

(13) Includes stock options granted in 1997 to acquire an aggregate of 10,000 shares of Common Stock, of which stock options to acquire 3,333 shares are immediately exercisable, stock options to acquire 3,333 shares vest in 1998 and stock options to acquire 3,334 shares vest in 1999.

(14) Includes stock options granted in 1997 to acquire an aggregate of 5,000 shares of Common Stock, all of which vest in 1998.

Item 13.  Certain Relationships and Related Transactions.

GENERAL

        The Company, from time to time, has entered into transactions with certain of its principals and entities in which they have an interest. The Company believes that each such transaction has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

THE REORGANIZATION

        The National Auto Partnership and the ACCH Partnership were organized in October 1994 and September 1995, respectively, and have conducted the business of the Company since their inception. In January 1997, the respective assets and liabilities of the National Auto Partnership and the ACCH Partnership were transferred to the Company in exchange for all of the Common Stock then outstanding and all of the preferred stock of the Company then outstanding (such transaction being referred to herein as the "Reorganization"). Directors and executive officers of the Company had a direct and material interest in certain transactions that constituted the Reorganization as described below. The Company believes that the terms of such transactions were as favorable as those that could have been obtained from an unaffiliated third party.

FIRST UNION

The National Auto Partnership

        The First Union Partner is a limited partner of the National Auto Partnership and holds a vested 15% limited partner economic interest in the National Auto Partnership. The remaining limited partners of the National Auto Partnership hold the balance of the limited partner economic interests. The First Union Partner may earn up to an additional 34% limited partner economic interest (or an aggregate of approximately 49% when added to the First Union Partner's current vested economic interest), thus diluting the other limited partners, but not the public stockholders of the Company, over a period of time expiring on January 31, 1999 based upon various factors, including the overall performance of the First Union Strategic Alliance and the total market value of the Company.

The First Union Strategic Alliance

        The First Union Strategic Alliance is evidenced by a referral agreement dated as of April 15, 1996 (the "Referral Agreement") between the Company and First Union. Pursuant to the Referral Agreement, First Union will (i) have First Union's indirect sales finance division ("FUSF") introduce the Company to 1,800 automobile dealers ("Dealers") throughout seven southeastern states and the District of Columbia (the "Southeastern Franchise") and to 1,500 Dealers throughout five northeastern states (the "Northeastern Franchise") for which First Union provides consumer financing and (ii) refer on an exclusive basis to the Company certain non-prime consumer (i.e., borrowers with limited financial resources or past credit problems) credit applications for motor vehicle retail installment sale contracts ("Loans") received from such Dealers. In consideration for such services, First Union receives a fee on each Loan purchased by the Company as a result of the First Union Strategic Alliance. Pursuant to the Referral Agreement, funded Loan referrals are without recourse to First Union. The parties are, however, liable to each other for any breach of their respective representations, warranties, covenants and indemnities. The term of the Referral Agreement is for a period of three years and is renewable by the Company each year for an additional year, provided that First Union consents to such renewal. Unless renewed in 1998, the Referral Agreement will expire in April 2000. The agreement contains provisions that preclude the Company from purchasing Loans from FUSF Dealers through alliances with other financial institutions and that permit First Union to terminate the agreement upon, among other things, a "change of control" of the Company.

Lending

        The Company currently finances its purchases of Loans primarily through an asset securitization program that involves (i) the securitized warehousing of all of its Loans through their daily sale ("Revolving Securitization") to a bankruptcy remote master trust (the "Master Trust"), followed by (ii) the refinancing of such warehoused Loans, from time to time, through their transfer by the Master Trust to a discrete trust ("Permanent Securitization"), thereby creating additional availability of capital from the Master Trust. Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B Certificates, the deposit of funds to a restricted cash account as a reserve for future Loan losses (which provides additional credit enhancement for the holders of the Class B Certificates) and the payment of certain other expenses and obligations of the Master Trust. First Union National Bank of North Carolina, a subsidiary of First Union Corporation, is the sole holder of the Class B Certificates that relate to the Revolving Securitization.

Placement Agent and Underwriting

        First Union Capital Markets Corp., a wholly owned subsidiary of First Union Corporation ("FUCMC"), has served as placement agent for notes issued by the Company to the Morgan Group (as defined below under "-Senior Subordinated Indebtedness"). FUCMC has also privately placed and acted as underwriter for a public offering of asset-backed securities of the Company in connection with the Company's securitization transactions and may continue to act as placement agent or underwriter for the Company's future securitization activities.

Registration Rights

        At any time after six months following the consummation on February 4, 1997 of the issuance and sale by the Company of 2,000,000 shares of Common Stock pursuant to a Prospectus dated January 29, 1997 (the "Offering"), the Company shall, promptly after receiving notice from the First Union Partner requesting the registration of a specific number of shares of Common Stock, file with the Commission a registration statement with respect to such shares of Common Stock. The First Union Partner will be entitled to two demand requests.

SENIOR SUBORDINATED INDEBTEDNESS

General

        In August 1996, the Company completed a $12 million senior subordinated debt financing. In connection therewith, the Company executed, as of August 9, 1996, a Note Purchase Agreement (the "Note Purchase Agreement") with the Morgan Group. Pursuant to the Note Purchase Agreement, the Company issued to the Morgan Group $12 million aggregate principal amount of its senior subordinated notes due 2001 (the "Senior Subordinated Notes") and related deferred additional interest notes due 2006 (the "Deferred Additional Interest Notes"). In connection with the Reorganization and immediately prior to the Offering, the Deferred Additional Interest Notes were exchanged for 470,000 shares of Common Stock representing 10% of the outstanding Common Stock immediately following the Reorganization and the Senior Subordinated Notes became the obligation of the Company. Immediately following the Reorganization and immediately prior to the Offering, the Company granted to certain key employees and directors of the Company options to acquire an aggregate of 260,000 shares of Common Stock. Pursuant to the terms of the Note Purchase Agreement, the holders of the Senior Subordinated Notes were entitled, prior to the Offering, to receive additional shares of Common Stock upon the grant of options to key employees and directors of the Company. Accordingly, upon the grant of such options, the Company issued to the Morgan Group an additional 26,000 shares of Common Stock. The Note Purchase Agreement generally prohibits the Company's payment of dividends on its Common Stock, subject to certain conditions so long as any amount remains unpaid on the Senior Subordinated Notes. The Senior Subordinated Notes, whose final maturity date is in July 2001, bear interest on the unpaid principal amount thereof at a rate of 10% per annum. Such interest is payable quarterly in arrears on July 31, October 31, January 31 and April 30 of each year commencing October 31, 1996.

Registration Rights

        The Company has agreed to file with the Commission, as promptly as practicable after receiving notice from the Morgan Group requesting the registration of a specific number of shares of the Common Stock, a registration statement with respect to such shares of Common Stock. The Morgan Group is entitled to two demand requests. In certain limited circumstances (e.g., if in the Company's reasonable judgment such filing would adversely affect, among other things, a proposed financing, reorganization or recapitalization of the Company), the Company may delay the requested filing of a registration statement.

        The Morgan Group agreed, upon the request of the underwriters of the Offering, not to sell or distribute shares of Common Stock during the 180-day period beginning on February 4, 1997, the closing date of the Offering.

JUNIOR SUBORDINATED INDEBTEDNESS

        During 1994, Gary L. Shapiro, Edgar A. Otto and Stephen L. Gurba loaned $1,525,000, $3,675,000 and $123,733, respectively, to the Company. During 1995,
Messrs. Shapiro and Otto loaned $539,000 and 342,000, respectively, to the Company. During 1995, Nova Financial Corporation and Nova Corporation, each of which is a privately held corporation controlled by Messrs. Shapiro and Otto, loaned $100,000 and $1,115,000, respectively, to the Company. During 1996, Nova Corporation loaned $700,000 to the Company. Also during 1996, $511,000 and $461,000 was repaid to Messrs. Shapiro and Otto, respectively. All of such loans were made on a junior subordinated basis and in exchange for promissory notes of the Company (collectively, the "Junior Subordinated Notes"). The Company believes that the terms of each of the Junior Subordinated Notes are as favorable as could have been obtained from an unaffiliated third party. Each of the Junior Subordinated Notes bears interest at a rate of 8% per annum. All interest on the Junior Subordinated Notes accrued through August 15, 1996 was paid in August 1996, and future interest will be paid quarterly in arrears. Immediately prior to the consummation of the Offering, the Junior Subordinated Notes were amended to provide for a maturity date of January 31, 2002 and to permit the Company to prepay the debt evidenced thereby without penalty or the payment of any premium. The Company used a portion of the proceeds of the Offering to repay $1,122,361 to Mr. Shapiro, $2,594,186 to Mr. Otto, $90,018 to Mr. Gurba, $72,754 to Nova

Financial Corporation and $1,302,131 to Nova Corporation, each pursuant to the terms of the Junior Subordinated Notes.

MANAGEMENT AND SERVICE AGREEMENTS

        The Company is party to a Management Agreement with National Auto (the "Management Agreement") pursuant to which National Auto provides operational and administrative services relating to the management, business operations, assets and interests of the Company. During Fiscal 1996, the Company paid National Auto a fixed fee of $500,000 for such services. The Company believes that the terms of the Management Agreement are as favorable as could have been obtained from an unaffiliated third party for comparable services.

        Pursuant to a Service Agreement, dated as of December 29, 1994, between National Auto and National Financial, as amended (the "Service Agreement"), National Financial provides to National Auto certain legal, accounting, management and other administrative services necessary to support National Auto's performance of its obligations under the Management Agreement. The Service Agreement expires on the earlier of December 31, 2015 or the date on which National Auto is liquidated and its certificate of incorporation is cancelled. Each of Gary L. Shapiro and Keith B. Stein is a member and an officer of National Financial and an officer of National Auto.

PARTNERSHIP AGREEMENTS

        The National Auto Partnership was formed pursuant to the National Auto Partnership Agreement. The principal limited partners of the National Auto Partnership are the S Associates, the O Associates, the First Union Partner and Stephen L. Gurba. In addition, certain members of the management of the Company, and certain employees of National Financial, own minority limited partner interests in the National Auto Partnership. All such persons and entities own, in the aggregate, 99% of the partner interests in the National Auto Partnership. Gary L. Shapiro, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Edgar A. Otto, a Director of the Company, are directors and officers of National Auto, the general partner of each of the National Auto Partnership and the ACCH Partnership. The National Auto Partnership is a limited partner of the ACCH Partnership. Mr. Shapiro is the general partner of S Associates and Mr. Otto is the general partner of O Associates.

        The National Auto Partnership Agreement provides, in part, that upon the occurrence of certain named events (collectively, the "Put Events"), the First Union Partner has the right to cause the National Auto Partnership to redeem the First Union Partner's partner interest. The Put Events include: (i) the withdrawal of National Auto from the National Auto Partnership or the addition of one or more persons as general partners thereof (except that such withdrawal and subsequent addition are not considered a Put Event if any of National Auto, Gary L. Shapiro or Edgar A. Otto is in control of the then general partner of the National Auto Partnership), (ii) any ownership exchanges which have specified tax consequences with respect to National Auto, (iii) any merger, consolidation or other reorganization of the National Auto Partnership or its business (except that no Put Event will be deemed to have occurred if there is no change in the business of the National Auto Partnership or the substantive terms of the National Auto Partnership Agreement and the First Union Partner's interests in the National Auto Partnership are not adversely affected), (iv) the classification of the National Auto Partnership as an association taxable as a corporation or a publicly traded partnership, (v) December 2002, (vi) subject to certain exceptions, a transfer of partner interests which, when added to all prior transfers, if any, represents aggregate changes in ownership of more than 29% of the total partner interests and (vii) the existence of a regulatory requirement that prevents the First Union Partner from owning its ownership interest in the National Auto Partnership. The National Auto Partnership Agreement provides, further, that upon the National Auto Partnership's receipt from the First Union Partner of a put notice pursuant to which First Union requests redemption of its interest in the National Auto Partnership, National Auto has the right to (i) dissolve the National Auto Partnership, (ii) sell or exchange 100% of the interests of the National Auto Partnership, (iii) sell or exchange 100% of the property of the National Auto Partnership or (iv) offer publicly the equity securities of the National Auto Partnership. In addition, in December 1996, the National Auto Partnership Agreement was amended to provide that upon receipt from the First Union Partner of a put notice referred to in the immediately preceding sentence, the National Auto Partnership may redeem the First Union Partner's interest in shares of Common Stock or in such other form of consideration as may be agreed upon.

        Pursuant to the requirements of Rule 12b-15 and Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NATIONAL AUTO FINANCE COMPANY, INC.



                                             By: /s/ Keith B. Stein
                                                 --------------------------
                                             Name:  Keith B. Stein
                                             Title:  Vice Chairman, Treasurer
                                                     and Secretary


Dated:  April 23, 1997