Form 10-Q
period 1997-03-31
NATIONAL AUTO FINANCE CO INC
filed 1997-05-15
CIK 1024332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to


                         Commission file number      0-22067



                       NATIONAL AUTO FINANCE COMPANY, INC
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             65-0688619
--------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


621 N.W. 53rd Street, Suite 200, Boca Raton, Florida                   33487
---------------------------------------------------------          -------------
(Address of principal executive offices)                            (Zip Code)


                                 (561) 997-2413
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                    No change
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]


There were 7,026,000 shares of common stock, $.01 par value outstanding as of May 9, 1997.

                       NATIONAL AUTO FINANCE COMPANY, INC

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
      Item 1.  Financial Statements (unaudited)

            Balance Sheets -
               March 31, 1997 and December 31, 1996. . . . . . . . . . . 3

            Income Statements -
               Three Months Ended March 31,
               1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . 4

            Statement of Stockholders Equity as of
               March 31, 1997. . . . . . . . . . . . . . . . . . . . . . 5

            Statements of  Cash Flows - Three Months Ended
                  March 31, 1997 and 1996 . . . . . . . . . . . . . . .  6


            Notes to Financial  Statements. . . . . . . . . . . . . . .  7

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . .  13

Part II. OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . .  22


      SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

--------------------------------------------------------------------------------
Part I.
--------------------------------------------------------------------------------

Item 1. Financial Statements

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                  Balance Sheet
                        (unaudited, dollars in thousands)

                                                               March 31, 1997          December 31, 1996
                                                               --------------          -----------------
Assets
Cash and cash equivalents                                         $   10,897                     5,066
Excess spread receivable                                              17,932                    15,183
Spread accounts                                                       12,056                     8,221
Finance receivables, net                                               1,038                    --
Fixed assets, net                                                        679                       515
Deferred financing costs                                               1,117                     1,849
Other assets                                                             585                       367
                                                                  ----------                ----------
             Total assets                                         $   44,304                    31,201
                                                                  ==========                ==========
Liabilities and Stockholders' equity

Accounts payable and accrued expenses                             $    1,683                     1,771
Due to National Auto Finance Corporation                                  --                       178
Deferred income taxes                                                  5,130                        --
Accrued interest payable-related parties                                  84                       144
Accrued interest payable-senior subordinated notes                       200                       339
Junior subordinated notes-related parties                              2,032                     7,218
Senior subordinated notes                                             12,000                    12,000
                                                                  ----------                ----------
             Total liabilities                                        21,129                    21,650
                                                                  ----------                ----------
Stockholders equity
Preferred stock series A - $1,000 par value,
        1,000,000 shares authorized, 2,295
        shares outstanding                                             2,295                        --
Common stock -$.01 par value, 20,000,000
        shares authorized, 7,026,000 shares
        outstanding                                                       70                        --
Additional paid in capital                                            20,364                        --
Retained earnings                                                        446                        --
Partners' capital                                                         --                     9,551
                                                                  ----------                ----------
             Total stockholders equity                                23,175                        --
                                                                  ----------                ----------
             Total liabilities and stockholders equity            $   44,304                    31,201
                                                                  ==========                ==========


See accompanying notes to the financial statements.

                      NATIONAL AUTO FINANCE COMPANY, INC.
                           Statements of Income (Loss)
            (unaudited, dollars in thousands, except per share data)

                                                        Three Months Ended          Three Months Ended
                                                          March 31, 1997              March 31, 1996
                                                          --------------              --------------
Revenue:
   Gain on sales of Loans                                 $     4,542                          2,097
Deferred gain on sales of Loans                                   308                            133
   Deferred servicing income                                      394                            141
Deferred income from securitizations                              137                            167
   Interest income from cash
      investments                                                 167                              3
   Other income                                                    22                             50
   Finance charges earned                                          19                             --
                                                          -----------                    -----------
           Total revenue                                        5,589                          2,591
                                                          -----------                    -----------
Expenses:
   Interest expense                                               415                            150
Salaries and employee benefits                                  1,299                            661
   Direct loan acquisition expenses                               701                            339
   Servicing costs                                                612                            222
   Depreciation and amortization                                  179                             96
   Provision for credit losses                                     77                             --
   Other operating expenses                                       676                            321
                                                          -----------                    -----------
           Total expenses                                       3,959                          1,789
                                                          -----------                    -----------
Income before income taxes                                      1,630                            802
Income taxes                                                      630                            301 (1)

Net income                                                      1,000                            501
Income taxes from reorganization of
      Partnership                                               4,500                             --
                                                          -----------                    -----------
           Net income (loss)                                   (3,500) (2)                       501
                                                          -----------                    -----------
Less preferred stock dividends                                     27                             --
                                                          -----------                    -----------
Net income (loss) available for common shareholders       $    (3,527)                    $      501
                                                          ===========                    ===========
Earnings (loss) per share as adjusted                     $     (0.51) (2)
                                                          ===========                    ===========
Pro forma earnings per share                              $      0.14                     $     0.07
                                                          ===========                    ===========
Weighted average shares and share equivalents                   6,902
                                                          ===========
Pro forma shares outstanding                                                                   6,726
                                                                                         ===========


(1) Pro forma income taxes for the three-month period ended March 31, 1996 calculated as if the Company had operated as a "C" corporation.

(2) Includes the effects of a one-time, non-cash charge for deferred income taxes arising from the reorganization of the Company from a partnership form to a taxable corporate form in connection with the Company's initial public offering in January 1997.


See accompanying notes to financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                        Statement of Stockholders Equity
                    For the three months ended March 31, 1997
                        (unaudited, dollars in thousands)

                                                     Preferred     Common       Paid in         Retained
                                                       Stock        Stock       Capital         Earnings           Total
                                                       -----        -----       -------         --------           -----
Reorganization of NAFI Partnership
          January 29, 1997                         $   2,295         42          7,739                             10,076

Issuance of common stock to J.P. Morgan
Investment Management in exchange for
deferred interest on Senior subordinated notes                        5            164                                169

Income taxes from reorganization
of partnership                                                                 (4,500)                            (4,500)

Issuance of 2,300,000 shares for
Initial Public Offering, net of costs                                23         16,961                             16,984

Dividends on preferred stock                                                                       (27)              (27)

Net income (loss) as adjusted                                                                       473               473
                                                  ------------------------------------------------------------------------
Balance as of March 31, 1997                       $   2,295         70         20,364              446            23,175
                                                      ======        ===        =======             ====           =======






See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            Statements of Cash Flows
                    For the three months ended March 31, 1997
                        (unaudited, dollars in thousands)

                                                                                           Three months               Three months
                                                                                               ended                      ended
                                                                                           March 31, 1997             March 31, 1996
                                                                                           --------------             --------------
 Cash flows from operating activities:
 Net income (loss)                                                                      $     (3,500)                       802
 Adjustments to reconcile net income
    (loss) to net cash used in operating activities:
 Gains on sales of Loans                                                                      (4,542)                   (2,097)
 Depreciation expense                                                                              37                        20
 Provision for credit losses                                                                       77                        --
 Purchases of Loans held for sale                                                            (34,909)                  (13,870)
 Proceeds from sale of Loans                                                                   33,813                    13,870
 Cash received from spread account                                                              2,714                       533
 Deferred gains and income recognized                                                           (702)                     (274)
 Amortization of deferred financing costs                                                          68                        37
 Amortization of deferred placement costs                                                          74                        15
 Amortization of deferred interest                                                              (138)                     (167)
 Changes in other assets and liabilities:
         Prepaid expenses                                                                          39                         6

         Other assets                                                                           (433)                     (161)

      Accounts payable and accrued expenses                                                     (116)                       196

      Accrued interest payable-related parties                                                   (59)                       132

      Accrued interest payable-senior
          subordinated debt                                                                        30                        --

      Income taxes                                                                              5,130                        --
                                                                                         ------------                -----------

      Net cash used in operating activities                                                   (2,417)                     (958)


 Cash flows from investing activities:
 Start-up costs and deferred structuring fees                                                   (111)                        --
 Fixed assets purchased                                                                         (202)                      (28)
 Net received from (invested in) National
      Financial Auto Receivable Master Trust                                                  (3,765)                        --

 Investment in National Auto Finance 1995-1 trust                                                (27)                        --
 Investment in National Auto Finance 1996-1 trust                                                (42)                        --
                                                                                         ------------                -----------
      Net cash used in investing activities                                                   (4,147)                      (28)


 Cash flows from financing activities:
 Proceeds from junior subordinated notes-related parties                                           --                       545
 Payments of junior subordinated notes-related parties                                        (5,186)                     (590)
 Proceeds from initial public offering                                                         17,759                        --
 Preferred equity partners' contributions                                                          --                       335
 Due to National Auto Finance Corporation                                                       (178)                        --
                                                                                         ------------                -----------

       Net cash provided by financing activities                                               12,935                       290
                                                                                         ------------                -----------

 Net increase (decrease) in cash and cash equivalents                                           5,831                     (696)

 Cash and cash equivalents at beginning of period                                               5,066                       824
                                                                                         ------------                -----------
 Cash and cash equivalents at end of period                                             $      10,897                       128
                                                                                         ============                ===========



See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 1997



(1)       Basis of Presentation

          The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

          Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1997; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results for the interim periods are not necessarily indicative of results for a full year. Certain amounts in the March 31, 1996 financial statements have been reclassified to conform with current financial statement presentation.

          In conjunction with the reorganization from a partnership form to a taxable corporate form, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax liabilities of a change in tax rates is recognized in income in the three month period ended March 31, 1997. The cumulative effect of this change in accounting for income taxes was a non-cash charge of $4.5 million.

          The financial statements presented herein, to the extent that they relate to periods (i) prior to January 1, 1997, are the consolidated financial statements of the National Auto Partnership and the ACCH Partnership, and (ii) after December 31, 1996 are the financial statements of National Auto Finance Company, Inc.


(2)       Excess Spread Receivable

          The Excess Spread Receivable was as follows at March 31, 1997 and December 31, 1996:

                                                              March 31,           December 31,
                                                                1997                  1996
                                                                ----                  ----

      Present value of expected future cash flows               $23,263                19,463
      Allowance for credit losses                               (5,331)               (4,280)
                                                             ----------            ----------
                                                                 17,932                15,183
                                                             ==========            ==========
      Allowance for credit losses as a percentage of
        Loans serviced                                           4.19%                  4.16%
                                                             ==========            ==========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 1997
          Activity in the Excess Spread Receivable account is as follows:


                                                                      Year ended             Year ended
                                                                       March 31,             December 31,
                                                                          1997                   1996
                                                                          ----                   ----
          Balance at beginning of period                               $ 15,183                   5,140
          Gain on sales of Loans                                          4,542                  12,178
          Cash received and other reductions during the
                 period net of amortization                              (1,793)                 (2,135)
                                                                      ----------              ----------
          Balance at end of period                                       $17,932                 15,183
                                                                      ==========              ==========

          In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Under SFAS No. 125, certain collateralized borrowings may result in assets no longer being recognized if the assets are provided as collateral and the secured party takes control of the collateral. This determination is based upon whether: (1) the secured party is permitted to repledge or sell the collateral and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability, or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset is to be amortized in proportion to, and over the period of, net servicing income. Servicing assets and liabilities are to be periodically assessed for impairment based on their fair value. SFAS No. 125 modifies the accounting for retained interests in securitizations that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as trading securities. Interest-only strips and retained interests are to be recorded at fair value. Beginning January 1, 1997, the Company adopted SFAS No.125. The Excess Spread Receivable is measured quarterly by (i) calculating the actual income received, net of actual losses, prepayments, interest carrying costs and servicing costs and (ii) comparing this amount to the original ESR forecast. The gain on sale factors are then recalculated according to the trends developed from historical information and the ESR is recomputed to its fair value. Any impairment to the ESR is recorded as a charge to operations, while benefits are deferred until actual cash flow from the receivables is received.


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

          To date, the Master Trust has issued Class B Certificates, which are variable funding (that is, revolving) certificates, and Class C Certificates, representing a portion of such residual interest retained by the Company. First Union owns 100% of the outstanding Class B Certificates. The Company is required to maintain a minimum equity position in the Master Trust of 10% of the net serviced receivables. The Company has pledged a portion of the Class C Certificates and a cash reserve account to protect against future credit losses.

          Interest on the Class B Certificates is charged (i) during the month in which the Loan is sold to the Master Trust, at First Union's prime rate of interest, and (ii) thereafter, based upon a formula of the London Interbank Offered Rate ("LIBOR") plus between 75 and 300 basis points. The amount of funds available under the Class B Certificates is governed by a borrowing-base formula that provides availability as a multiple of the overcollateralization capital pledged and is restricted by a number of financial covenants. Since the Master Trust's borrowing rates under the securitization are floating and the interest rates charged on the Loans are fixed, increases in the interest rates charged on the Master Trust's borrowings could have an effect both on cash flows from the Master Trust to the Company and on the Company's reported net income. In order to mitigate the negative impact of rising interest rates, the Master Trust has entered into interest rate swap agreements which have the effect of fixing the rates charged on a portion of the Master Trust's indebtedness.

          In November 1996 and 1995, the Master Trust refinanced its receivables through the transfer of the related Loans to separate trusts, the 1996-1 Trust and the 1995-1 Trust, respectively (collectively, the "Permanent Trusts"), which issued to various third-party investors $62 million and $38 million, respectively, of fixed-rate asset-backed securities. The payment of the principal and interest on those securities is insured by a payment guaranty issued by FSA. The proceeds of the transactions were used by the Master Trust to repay the then-outstanding balance of the Class B Certificates. The Master Trust then commenced re-borrowing against the Class B Certificates to finance its purchase of additional Loans from the Company through Funding Trust I.

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

          During the three months ended March 31, 1997 and 1996, the following activity took place with respect to securitization:

                                                                                     March 31,                         March 31,
                                                                                        1997                             1996
                                                                                        ----                             ----
                                                                                                (dollars in thousands)
              Original customer principal balance
                of Loans sold, as of period end                                      $  35,712                           14,612
                                                                                     =========                         ========
              Gain on sales, as of period end                                        $   4,542                            2,097
                                                                                     =========                         ========
              Remaining principal balance of Loans
                sold since inception, as of period end                               $ 127,094                           53,534
                                                                                     =========                         ========
              Weighted average coupon rate on Loans sold
              as of period end                                                           18.8%                            18.4%
                                                                                     =========                         ========
              Weighted average original term (months) on Loans sold                         51                               52
              as of period end
                                                                                     =========                         ========
              Weighted average discount rate of Excess Spread Receivable                   11%                              11%
                                                                                     =========                         ========



(4)       Junior Subordinated Notes

          The debt is payable on January 31, 2002 to principal equity holders of the National Auto Partnership and certain affiliates and carries interest at eight percent. Interest expense recognized for this debt for the periods ending March 31, 1997 and 1996 was $84,129 and $140,289, respectively.



(5)       Senior Subordinated Debt

          In August 1996, the Company completed a $12 million senior subordinated debt financing with J.P. Morgan Investment Management, Inc., acting on behalf of certain institutional investors (the "Morgan Group"). The principal amount of the senior subordinated debt is due in August 2001 and carries a 10% coupon payable quarterly. Prior to the consummation of the Offering, there was also an additional 3% deferred-interest coupon that accrued interest on a compounded basis and was payable in August 2006, but was converted into 470,000 shares of the Common Stock upon the consummation of the Offering. Through January 29, 1997, the Company accrued the additional 3% interest on the deferred-interest coupon, which amount totaled approximately $169,000 at January 29, 1997. On January 29, 1997, upon the conversion of such coupon to equity, such amounts were accounted for as paid-in capital of the Company. The senior subordinated debt generally prohibits the payment of dividends on Common Stock following consummation of an initial public offering of Common Stock so long as any amount remains outstanding on such debt.

(6)       Stock Option Plan

          In 1996 the Board of Directors of the Company adopted a share incentive plan (the "1996 Share Incentive Plan"). The 1996 Share Incentive Plan is intended to provide incentives which will attract, retain and motivate highly competent persons, each of whom will contribute to the success and future growth and profitability of the Company, as executive management, employees and directors of the Company and of any parent or subsidiary of the Company, by providing them the opportunity to acquire shares of Common Stock or to receive monetary payments based on the value of such shares pursuant to certain benefits contemplated by the 1996 Share Incentive Plan. Furthermore, the 1996 Share Incentive Plan is intended to assist in aligning the interests of the Company's executive management, employees and directors with those if its stockholders .

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

          On January 29, 1997, stock options with respect to an aggregate of 260,000 shares of Common Stock were granted to eleven key employees and one director at the fair market value at the date of grant ($8.50). All employee stock options vest one-third immediately, one-third in 1998 and one-third in 1999, and director stock options vest in 1998. All stock options expire 10 years from date of grant.

          On October 23, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a fair value-based method or the intrinsic value-based method that is contained in APB Opinion
          25. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method has been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock (i.e. stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights). The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years that begin after December 15, 1995. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995; however, disclosure of the pro forma net income and earnings per share, as if the fair value method of accounting for stock-based compensation has been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company has elected to continue to account for stock-based compensation under APB Opinion 25 and, as a result, pro forma disclosures have been provided.

          Had compensation for the Company's stock based compensation plan been determined with the fair value based method of SFAS No.123, the Company's net loss and net earnings per share (EPS) would have been reduced to the proforma amounts indicated below:


                                                          Three months ended
                                                            March 31, 1997
                                                            --------------

               Net loss as reported                            $ (3,527)
                           Pro forma                           $ (3,740)

               Primary EPS as reported                         $ (0.51)
                           Pro forma                           $ (0.54)

               Fully Diluted EPS as reported                   $ (0.51)
                           Pro forma                           $ (0.54)



          The per share weighted average fair value of stock options granted during 1997 was approximately $2.50 dollars. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: zero dividend yield, expected volatility of approximately 44.7%, risk free interest rates of approximately 5.95% and an expected life of approximately 2 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          The following management's discussion and analysis provides information regarding the Company's financial condition as of March 31, 1997 and 1996, and its results of operations for the three months ended March 31, 1997 and 1996. This management's discussion and analysis should be read in conjunction with (i) the Company's Financial Statements and the related notes and (ii) the Company's Annual Report on Form 10-K with respect the . (Capitalized terms used but not defined herein have the meanings set forth in such Form 10-K). The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

Overview

          The Company is a specialized consumer finance company engaged in the purchase, securitization and servicing of Non-Prime Consumer Loans originated by Dealers. The Company acquires Loans principally from manufacturer-franchised Dealers in connection with their sale of new and used automobiles to Non-Prime Consumers. Until the Company's initial public offering of Common Stock on January 29, 1997, the Company operated as two limited partnerships. As such, the income tax effects of all earnings or losses of the Company were passed directly to the partners and no provisions for income taxes were required.

          The Company's plan of operation for 1997 is to increase the number of Loans that it purchases, securitizes and services by:

            1. Ut services directly to Dealers.anagers to market the Company's products and

            2. Continuing the implementation of the First Union Strategic Alliance, including the expansion throughout FUSF's Southeastern and Northeastern Franchises.

            3. Establishing strategic referral and marketing alliances with several smaller financial institutions and Dealer groups.

            4. Strategically purchasing portfolios of Non-Prime Consumer Loans that meet the Company's strict underwriting criteria from third party originators.

          The Company believes that the net proceeds of the initial public offering completed on January 29, 1997, together with the net proceeds of subordinated debt borrowings from certain affiliates of the Company and from institutional investors, will be sufficient to meet the Company's cash requirements and fund operations for approximately the next 9 to 12 months, assuming the Company completes additional Permanent Securitizations.

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

          The Company's first Permanent Securitization, completed November 22, 1995, involved the transfer by the Master Trust to the National Auto Finance 1995-1 Trust (the "1995-1 Trust") of Loans with an aggregate principal amount totaling $42 million. The Company's next Permanent Securitization, completed November 13, 1996, involved the sale by the Master Trust to the National Auto Finance 1996-1 Trust (the "1996-1

          Trust") of Loans with an aggregate principal amount totaling $68 million. The Company retains a residual interest and a cash investment with respect to each of the Master Trust, the 1995-1 Trust and the 1996-1 Trust, which are reflected as the 'excess spread receivable' ("ESR") and the 'spread accounts' on the Company's balance sheet. Since initiation of the Revolving Securitization, the Company's earnings have been primarily attributable to the gains recognized on the sale of Loans into the Master Trust. For the three month period ended March 31, 1997, such gains accounted for approximately 81% of the Company's revenues.

Components of Revenue and Expenses

          Revenues. The Company derives revenues principally from the purchase and daily sale of Loans to the Master Trust pursuant to the Revolving Securitization. In determining its reported gain from these securitization activities, the Company adds the total interest payments due from borrowers and the dollar amount of the discount at which the Loans were purchased from Dealers. The Company then deducts an estimated reserve for future Loan losses, prepayments, borrowing charges and deferred servicing costs and discounts the remaining cash flow to its net present value. The resulting amount is reported as gain on sale of loans on the Company's income statement.

          In addition to interest income from Loans that were not securitized and the interest return on cash investments, other revenues are earned primarily from:

            1. Amortization of the deferred servicing costs which are recognized to offset the direct servicing expenses incurred by the Company.
            2. Amortization of the deferred gain of Loans attributable to the time value of money
            3. Amortization of a deferred gain attributable the 1995-1 Permanent Securitization that was financed at a lower rate than was used in calculating the gain on sale when the Loans were sold to the Master Trust.


          EXPENSES. The Company's expenses consist of interest and operating expenses. Interest expense is the interest incurred on notes to certain affiliates of the Company and notes to certain institutional investors.

          Operating expenses consist primarily of personnel, general and administrative and servicing expenses. Depreciation of the Company's capital expenditures for furniture and equipment that is being recognized over five years on a straight-line basis is also included in this category.

          RESULTS OF OPERATIONS

          Three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996.

          INCOME FROM OPERATIONS. The Company reported net income for the three month period ended March 31, 1997 of 1.0 million, before a one time, non-cash deferred income tax charge to earnings of $4.5 million that reflects a deferred income tax liability arising from the reorganization of the Company's business from a partnership form to a taxable corporate form in connection with the Company's initial public offering in January 1997. This is an increase of 100%, as compared to pro forma net income of $501,000 for the three month period ended March 31, 1996.

          GAIN ON SALES OF LOANS. The Company's Loan purchasing and servicing operations expanded significantly during the three month period ended March 31, principal amount of Loans from Dealers and $7.8 million or 761 Loans were acquired through the Company's Portfolio Acquisition Program ("PAC") during the three month period ended March 31, 1997. Of these amounts, $34.8 million or 97% were subsequently sold to the Master Trust. This compares to 1,185 or $14.6 million principal amount of Loans purchased from Dealers during the three month period ended March 31, 1996, all of which were sold to the Master Trust.

          For the three month period ended March 31, 1997, the Company recognized a gain on securitization of $3.8 million from Loans purchased from Dealers and $784,000 from PAC, representing a 116% increase over the $2.0 million of gains recognized for the three month period ended March 31, 1996. This increase was primarily the result of a 145% increase in the dollar volume of Loans purchased for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996.

          The table below sets forth certain information relating to the Company's Loan purchasing activities, including the specific number and aggregate principal amount of Loans purchased, the aggregate amount funded to Dealers and the related amount of deferred gain and deferred servicing revenue from the securitization of such Loans:

                                                                                               Three month period ended
                                                                                                        March 31,
                                                                                             ------------------------------
                                                                                            1997                      1996
                                                                                                (dollars in thousands)
Number of Loans purchased from Dealers during period                                            2,117                  1,185
Number of Loans purchased as portfolios (PAC)                                                     761                      0
                                                                                             ---------            -----------
                  Total number of Loans purchased                                               2.878                  1,185
                                                                                             =========            ===========
Principal balance of Loans from Dealers purchased during period                              $ 28,010             $   14,611
Principal balance of Loans in portfolios (PAC)                                                  7,762                      0
                                                                                             ---------            -----------
                  Total Balance of Loans purchased                                           $ 35,772             $   14,611
                                                                                             =========            ===========
Amount funded (1)                                                                            $ 34,909             $   13,870
Percent sold to trusts                                                                         97.26%                100.00%
Gain on sales of Loans                                                                       $  4,542             $    2,097
Amortization of deferred gain and servicing                                                  $    702             $      274
Finance charges                                                                              $     19             $        0
Gain on sale revenue as a percent of total revenue                                             81.26%                 80.93%

------------------

(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer (i.e., the amount actually paid to a Dealer), calculated as the principal of the Loan purchased less a negotiated discount.

LOAN LOSS PROVISION AND RESERVES

The Company's gain on sale of Loans calculation assumes potential charge-offs from the Loan portfolio securitized. For the three month period ended March 31, 1997, the provision for Loan losses was approximately $ 2.3 million, or 6.7%of the amount funded, as compared to approximately $869,000, or 6.3% of the amount funded for the three month period ended March 31, 1996.

The Company's gain on sale of Loans calculation assumes estimates of potential prepayments from the Loan portfolio securitized. For the three month period ended March 31, 1997, the provision for Loan prepayments was approximately $4.5 million, or 13.03% of the amount funded, as compared to approximately $1.8 million or 13.16% of the amount funded, for the three month period ended March 31, 1996.

The Company's total reserves as of March 31, 1997 were $16.97 million or 13.35% of net serviced receivables. An increase in losses above levels provided for would result in reduced cash flow to the Company and a possible write-down of the ESR and spread account.

OTHER INCOME

The Company generated approximately $1.0 million of other income for the three month period ended March 31, 1997, as compared to $494,000 for the three month period ended March 31, 1996. The principal sources of the Company's other income were $308,000 of amortized deferred gain, $394,000 of servicing income and $208,000 of interest and miscellaneous income for the three month period ended March 31, 1997 as compared to $133,000, $141,000 and $53,000, respectively, for the three month period ended March 31, 1996. An additional $137,000 was recognized for the three month period ended March 31, 1997 as compared to $167,000 for the three month period ended March 31, 1996 from the amortization of additional deferred gain that resulted from the transfer of receivables from the Master Trust to the 1996-1 Trust. This deferred gain resulted from the fact that the Permanent Securitization was accomplished at a lower borrowing rate than the Company assumed in calculating its gain on the sale of such Loans to the Master Trust.

OPERATING EXPENSES

The Company reported operating expenses of $3.7 million (net of depreciation and amortization expense of approximately $179,000 and a bad debt expense reserve for unsecuritized finance receivables of $77,000) for the three month period ended March 31, 1997, as compared to approximately $1.7 of depreciation and amortization expense of approximately $96,000) for the three month period ended March 31, 1996. These expenses consisted primarily of subordinated note interest, and personnel, loan acquisition, portfolio servicing and other corporate operating expenses. Operating expenses, as a percentage of loans purchased, decreased from 11.59% as of March 31, 1996 to 10.35% as of March 31, 1997. Management currently expects that operating costs might rise throughout fiscal year 1997 as the result of anticipated growth in the number of Loans purchased and serviced by the Company and the hiring of additional personnel in connection with the expansion of the First Union Strategic Alliance to FUSF's Northeastern Franchise. In addition, operating costs will also increase as the Company implements its own in-house servicing operations. Increased operating expenses will decrease the Company's operating margins and the Company's overall profitability.

Personnel expenses for the three month period ended March 31, 1997 were approximately $1.3 million, as compared to approximately $661,000 for the three month period ended March 31, 1996, decreasing to 3.63% from 4.52% of Loans purchased for the quarter. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The Company's number of full-time employees increased from 45 as of March 31, 1996 to 90 as of March 31, 1997. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company's Loan purchasing and intended future in-house servicing activities.

Corporate operating expenses for the three month period ended March 31, 1997 were approximately $676,000, as compared to approximately $321,000 for the three month period ended March 31, 1996, decreasing to 1.89% from 2.20% of Loans purchased for the quarter. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses and management information systems expenses.

Servicing expenses for the three month period ended March 31, 1997 were $612,000 as compared to $222,000 for the three month period ended March 31, 1996. This represents a .27% increase in annualized servicing expenses as a percentage of loans serviced from 1.66% as of March 31, 1996 to 1.93% as of March 31, 1997. Servicing expenses consist primarily of a monthly fee to an outside servicer for each active Loan. Servicing fees paid to World Omni for the three month period ended March 31, 1997 were $480,000 as compared to $183,000 for the three month period ended March 31, 1996. The increase in expenses primarily reflected the growth in the amount of Loans purchased and serviced by the Company. The Company's total serviced Loan portfolio as of March 31, 1997 was approximately $127.1 million, or 11,321 outstanding Loans, as compared to approximately $53.5 million, or 4,567 outstanding Loans, as of March 31, 1996.

Interest expense for the three month period ended March 31, 1997 was $415,000, as compared to $150,000 for the three month period ended March 31, 1996. This increase is a result of the interest expense incurred with respect to the Company's $12 million principal amount of Senior Subordinated Notes and related Deferred Additional Interest Notes. The Company's Junior Subordinated Notes bear interest at a rate of 8% per annum, payable quarterly in arrears, cmmencing on September 30, 1996. The Senior Subordinated Notes bear interest at a rate of 10% per annum payable quarterly in arrears, commencing October 31, 1996.


FINANCIAL CONDITION

As of March 31, 1997, the Company had total assets of $44.3 million, as compared to $31.2 million as of March 31, 1996. For the three months ended March 31, 1997 and March 31, 1996, these assets consisted primarily of cash, subordinated securities, ESRs from the securitization trusts and finance receivables held for sale, net of allowances for credit losses.

As of March 31, 1997, the Company had cash and cash equivalents totaling approximately $10.9 million. As of such date, the Company also had approximately $2.3 million in cash balances held in restricted bank accounts, representing credit enhancement in the form of Loan loss reserves for the securitization trusts, which amount was included in the total amount of the Company's ESRs as of such date.

As of March 31, 1997, the Company retained approximately $17.9 million of ESRs and approximately $12.0 million of subordinated securities. These assets represented 67% of the total assets of the Company as of such date. The value of these assets would be reduced in the event of a material increase in the Loan loss and prepayment experience relative to the amounts estimated by the Company for such items at the time of the sale of the related Loans to the Master Trust.

As of March 31, 1997, the principal amount owed by the Company on Junior Subordinated Notes was approximately $ 2.0 million (including $84,000 of accrued interest), which bear interest at an annual rate of 8%.


LOAN LOSS AND DELINQUENCY EXPERIENCE

The Company regularly reviews the adequacy of its net loss reserves on Loans. The reserves are set at levels considered to be sufficient to cover the expected future losses on existing Loans. Changes in reserves are based directly on the dollar value of the Loans transferred to the Master Trust, historical loss experience and, to a lesser extent, current economic conditions and other factors that management deems relevant. Losses are continuously monitored on an overall portfolio and individual month-of-purchase pool basis.

The Company's charge-off policy is based upon a Loan-by-Loan review of delinquent accounts. The Company generally charges off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management determines them to be uncollectible.

As of March 31, 1997, the loans purchased and securitized by the Company had net charge-offs of $5.4 million, or 3.16% of the aggregate principal purchased since October 1994, as compared to $1.3 million or 2.01%, as of March 31, 1996.

The Company monitors historical loss experience on a static pool basis. Loans purchased and securitized to the Master Trust in each calendar month are segregated into individual static pools. The Company considers a pool of Loans to be "seasoned" when it has been aged for an average of 18 to 24 months. Actual pool losses are then compared to the estimates for the net loss reserve for each pool that were established at the pools' inception and adjustments for any additional losses will be reflected in the current period earnings. As of March 31, 1997, no such additional loss adjustments have been made.

The following Table summarizes the Trusts' Loan losses and repossession loss experience:

                                                                                                As of March 31,
                                                                                               ------------------
                                                                                          1997                    1996

                                                                                             (dollars in thousands)
Aggregate number of Loans purchased............................                           13,553                   5,071
Aggregate principal balance of Loans purchased.................                         $170,547                 $64,405
Principal balance of outstanding Loans.........................                         $127,094                 $53,534
Number of outstanding Loans....................................                           11,321                   4,567

Gross charge-off principal balance(1)..........................                          $11,336                  $2,965
Liquidation recoveries.........................................                            5,944                   1,619
                                                                                        --------                 -------
                                                                                          $5,392                  $1,346
                                                                                        ========                 =======
Net charge-offs as a percentage of aggregate principal balance
  of Loans purchased...........................................                            3.16%                   2.01%
Principal balance of Loans related to vehicles held in
  inventory....................................................                           $2,579                    $362


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

                                                                                                        As of March 31,
                                                                                                      ------------------
                                                                                                 1997                    1996
                                                                                                    (dollars in thousands)
Principal balance outstanding.........................                                     $    127,094                 $53,534
Period of delinquency
  31 to 60 days.......................................                                            6,816                   2,057
  61 to 90 days.......................................                                            1,500                     212
  91 days or more, average............................                                            1,854                     164

Total delinquencies...................................                                     $     10,170                  $2,433
Total delinquencies as a percentage of the current
  principal balance of outstanding Loans..............                                            8.00%                   4.54%


Management of the Company believes that the payment practices of Non-Prime Consumers are partially a function of seasonality. Since Non-Prime Consumers typically have low disposable incomes, they frequently tend to fall behind in payments on their Loans during the early winter months, when the holiday season generates demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs and other seasonal demands on their disposable income. As a result, absent unforeseen circumstances, management expects delinquencies to be highest in the first calendar quarter and the fourth calendar quarter. Generally, there is a 60- to 120-day lag between initial delinquency and charge-off.

Since October 1994, the Company has maintained, at its own expense, supplemental vendor's single interest ("VSI") insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) and instances where neither the vehicle nor the borrower can be found.


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

Net cash used in operating activities was $2.4 million during the three month period ended March 31, 1997, compared to net cash used of $958,000 during the three month period ended March 31, 1996. Cash used for purchasing Loans was $34.9 million, an increase of $21.0 million, or 151.68%, over cash used for purchasing Loans in the prior year's first quarter period. Cash provided from the sale of Loans to the Master Trust was $33.8 million, an increase of 19.9 million, or 143.48%, over cash provided from the sale of loans to the Master Trust in the prior year's first quarter year's period.

The Company's securitization financing activities are capital-intensive and will require significant additional capital to fund the Company's required equity commitment to the Revolving Securitization facility and related securitization expenses as the Company's Loan purchasing activities grow in the future. The Company will use the proceeds of the Initial Public Offering and the Senior Subordinated Notes to fund, among other things, the Company's required equity commitment to the Revolving Securitization. The Company believes that the net proceeds of the Initial Public Offering, together with the net proceeds received from the issuance of the Senior Subordinated Notes and the Junior Subordinated Notes and from the capital contributions of certain affiliates of the Company will be sufficient to meet the Company's cash requirements and to fund operations through the end of the first quarter of fiscal year 1998, assuming the Company completes additional Permanent Securitizations within the next 9 to 12 month period.

During the three month period ended March 31, 1997, cash used for initial deposits to Spread Accounts was $3.8 million. Cash from excess servicing distributed to the Company from Spread Accounts for the three month period ended March 31, 1997 was $2.7 million, an increase of 2.2 million or 412%, over cash distributed from Spread Accounts in the prior year's period. Changes in the distributions from the various Spread Accounts are impacted by the relative size and seasoning of the pools of sold Loans that make up the Company's servicing portfolio.

The Company's management team possesses significant servicing, collections and related management information systems expertise, which will enable the Company to establish its own internal servicing operation. The Company has developed plans to commence operations of an in-house servicing operation in the third quarter of the current year and has established a budget of $3.9 million for such operation in 1997.

SECURITIZATION PROGRAM

The Company currently finances its purchases of Loans primarily through an asset securitization program that involves (i) the securitized warehousing of all of its Loans through their daily sale to the Master Trust pursuant to the Revolving Securitization, followed by (ii) the refinancing of such warehoused Loans, from time to time, through Permanent Securitizations.

Specifically, pursuant to the Revolving Securitization the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates:
"Class B Certificates", which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates", representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B Certificates, deposit of funds to a restricted cash account as a reserve for future Loan losses (which provides additional credit enhancement for the holders of the Class B Certificates) and payment of certain other expenses and obligations of the Master Trust. First Union National Bank of North Carolina currently owns 100% of the outstanding Class B Certificates.

The Company is required to maintain a minimum equity position in the Revolving Securitization of 10% of the net serviced receivables. This equity currently consists of cash invested by the Company and the unamortized dealer discount. As of March 31, 1997, the Company had an 20.39 % equity investment in the Revolving Securitization.

In November 1995, the Master Trust refinanced $42.0 million of its receivables in a private placement of asset-backed securities through a Permanent Securitization. In such transaction, the 1995-1 Trust was formed and issued $42.0 million of asset-backed securities to various private investors. In November 1996, the 1996-1 Trust was formed and the Master Trust refinanced $68.0 million of its receivables in a public offering by the 1996-1 Trust of asset-backed securities through a Permanent Securitization. Payment of principal of, and interest on, $38.0 million and $62.0 million, respectively, of the securities issued in such transactions is insured by payment guarantees issued by FSA, and such securities are rated AAA and Aaa by S&P and Moody's, respectively. The proceeds of each of such Permanent Securitization transactions were used by the Master Trust to repay the then-outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company expects additional Permanent Securitizations to be consummated in the future in order to refinance periodically amounts outstanding under such Class B Certificates.

Collection of the indebtedness evidenced by the Loans in each of the Master Trust and the 1995-1 Trust and the 1996-1 Trust and related administration is handled by World Omni. World Omni is primarily responsible for invoicing customers, and collecting and processing payments. The Company acts as master servicer for the Loans sold to each of the trusts and receives monthly fees from the trusts at base rates of 2% per annum for the 1996-1 Trust and the 1997-1 Trust and 4% per annum for the Master Trust, plus certain late fees and prepayment charges received on the securitized Loans.

The Company relies in part on cash flow from the Master Trust to support its operations. Since the Master Trust's interest rates under the Revolving Securitization are floating and the interest rates charged on the Loans (which are generally at or near the maximum rates permitted by applicable state laws) are fixed, increases in the interest rates incurred with respect to the Class B Certificates could have a material adverse effect both on cash flows from the Master Trust and on the Company's net income, thereby adversely affecting the Company's financial condition and results of operations. In order to mitigate the negative impact of rising interest rates, the Master Trust has entered into interest rate swap agreements, which have the effect of fixing the rates charged on a portion of the Master Trust's indebtedness. Although these agreements provide the Master Trust (and therefore to the Company) some protection against rising interest rates, these agreements also reduce the benefits to the Master Trust (and therefore to the Company) when interest rates decline below the rates set forth in such agreements. In addition, upon refinancing of Loans through Permanent Securitizations, the interest spread with respect to such refinanced Loans may be fixed.

--------------------------------------------------------------------------------
Part II - Other Information
--------------------------------------------------------------------------------


Item 6.   Exhibits and Reports on Form 8-K


            (a)  Exhibits

                   Number      Description                    Method of Filing
                   ------      -----------                    ----------------

                     11        Computation of Earnings        Filed with this
                               per Common Share               document

                     27        Financial Data Schedule        Filed with this
                                                              document


            (b)  Reports on Form 8-K

                  On April 22, 1997 the Company filed an 8-K announcing its First Quarter 1997 earnings.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL AUTO FINANCE COMPANY, INC.


Date:  May 14, 1997                  /s/  Keith B. Stein
                                     -----------------------------------------
                                     Keith B. Stein
                                     Vice Chairman, Treasurer and Secretary




Date:  May 14, 1997                  /s/  Kevin G. Adams
                                     -----------------------------------------
                                     Kevin G. Adams
                                     Vice President, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number               Description
------               -----------

  11                 Computation of Earnings Per Common Share

  27                 Financial Data Schedule