Form 10-Q
period 1997-06-30
NATIONAL AUTO FINANCE CO INC
filed 1997-08-14
CIK 1024332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  --------    --------


                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                      65-0688619
  --------------------------------------            ---------------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                         Identification No.)



  621 N.W. 53rd  Street, Suite 200, Boca Raton, Florida          33487
  ------------------------------------------------------    ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There were 7,026,000 shares of common stock, $.01 par value outstanding as of August 13, 1997.

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q


                                                                            Page

  Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited).............................4

                  Balance Sheet:
                      June 30, 1997 and December 31, 1996......................4

                  Statements of Income:
                      Three and Six Months Ended June 30, 1997 and 1996........5

                  Statement of Stockholders' Equity as of June 30, 1997........6

                  Statements of Cash Flows:
                      Six Months Ended June 30, 1997 and 1996..................7

                  Notes to Financial Statements................................9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................14

Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.........24

         Item 6.  Exhibits and Reports on Form 8-K............................24

         SIGNATURE............................................................25

         EXHIBIT INDEX........................................................26

            Exhibit 11.  Computation of Earnings Per Common Share.............27

            Exhibit 27.  Financial Data Schedule..............................28

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q or future filings by the Company (as defined below) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

--------------------------------------------------------------------------------
 Part I.
--------------------------------------------------------------------------------

Item 1. Financial Statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                  Balance Sheet
                        (unaudited, dollars in thousands)


                                                                    June 30, 1997           December 31, 1996
                                                                 --------------------       -------------------
Assets
------
Cash and cash equivalents                                     $                2,847     $               5,066
Investments and retained interest in
    securitizations                                                           35,922                    23,404
Loans, net                                                                     4,228                         -
Fixed assets, net                                                                690                       515
Deferred financing costs                                                       1,000                     1,849
Other assets                                                                   1,215                       367
                                                                 --------------------       -------------------

          Total assets                                        $               45,902     $              31,201
                                                                 ====================       ===================
                                                                 ====================       ===================

Liabilities and Stockholders' equity
------------------------------------

Accounts payable and accrued expenses                         $                1,813     $               1,771
Due to National Auto Finance Corporation                                           -                       178
Deferred income taxes                                                          5,788                         -
Accrued interest payable--related parties                                         39                       144
Accrued interest payable--senior subordinated notes                              200                       339
Junior subordinated notes--related parties                                     2,012                     7,218
Senior subordinated notes                                                     12,000                    12,000
                                                                 --------------------       -------------------

          Total liabilities                                                   21,852                    21,650
                                                                 --------------------       -------------------

Stockholders' equity
Preferred stock series A - $1,000 par value;
    1,000,000 shares authorized; 2,295
    shares outstanding                                                         2,295                         -
Common stock - $0.01 par value; 20,000,000
    shares authorized; 7,026,000 shares
    outstanding                                                                   70                         -
Paid in capital                                                               20,220                         -
Retained earnings                                                              1,465                         -
Partners' capital                                                                  -                     9,551
                                                                 --------------------       -------------------

          Total stockholders' equity                                          24,050                     9,551
                                                                 --------------------       -------------------

          Total liabilities and stockholders' equity          $               45,902     $              31,201
                                                                 ====================       ===================


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                           Statements of Income (Loss)
            (unaudited, dollars in thousands, except per share data)


                                                  Three Months       Three Months     Six Months        Six Months
                                                   Ended              Ended             Ended             Ended
                                                  June 30,            June 30,         June 30,          June 30,
                                                    1997              1996               1997              1996
                                                 -----------        ----------        -----------       -----------

Revenue:
    Gain on sales of loans                     $      5,293       $     2,531       $      9,835      $      4,628
    Deferred gain on sales of loans                     377               165                685               298
    Deferred servicing income                           468               187                862               328
    Deferred income from securitizations                129               160                266               327
    Interest income from cash investments               202                 3                369                 6
    Other income                                         16                (2)                39                48
    Finance charges earned                               77                 -                 95                 -
                                                 -----------        ----------        -----------       -----------

          Total revenue                               6,562             3,044             12,151             5,635
                                                 -----------        ----------        -----------       -----------

Expenses:
    Interest expense                                    345               154                760               304
    Salaries and employee benefits                    1,622               841              2,921             1,502
    Direct loan acquisition expenses                    865               371              1,566               710
    Servicing costs                                     763               258              1,375               480
    Depreciation and amortization                       214                97                393               193
    Provision for credit losses                         236                 -                313                 -
    Other operating expenses                            800               457              1,476               778
                                                 -----------        ----------        -----------       -----------

          Total expenses                              4,845             2,178              8,804             3,967
                                                 -----------        ----------        -----------       -----------

Income before income taxes                            1,717               866              3,347             1,668
Income taxes                                            658               327 (1)          1,289               628 (1)

Net income before taxes from
    reorganization of partnership                     1,059               539              2,058             1,040
Income taxes from reorganization of
    partnership                                           -                 -              4,500                 -
                                                 -----------        ----------        -----------       -----------

          Net income (loss)                           1,059               539             (2,442)(2)         1,040
                                                 -----------        ----------        -----------       -----------

Less preferred stock dividends                           41                 -                 67                 -

                                                 -----------        ----------        -----------       -----------
Net income (loss) available for common
    shareholders                               $      1,018       $       539       $     (2,509)     $      1,040
                                                 ===========        ==========        ===========       ===========

Earnings (loss) per share                                                           $      (0.36)(2)
                                                                                      ===========

Pro forma earnings per share                   $       0.15      $       0.08       $       0.29 (3)  $       0.15
                                                 ===========        ==========        ===========       ===========

Weighted average shares and share equivalents         7,026                                6,976
                                                 ===========                          ===========

Pro forma shares outstanding                                            6,726                                6,726
                                                                    ==========                          ===========


(1) Pro forma income taxes for the three-month period ended June 30, 1996 and the six month period ended June 30, 1996, respectively, calculated as if the Company had operated as a "C" corporation.

(2) Includes the effects of a one-time, non-cash charge for deferred income taxes arising from the reorganization of the Company from a partnership form to a taxable corporate form in connection with the Company's initial public offering in January 1997.

(3)  Excludes the effect of the charge noted in (2) above.


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                        Statement of Stockholders' Equity
            For the period beginning January 29 through June 30, 1997
                        (unaudited, dollars in thousands)



                                                    Preferred     Common       Paid in      Retained
                                                     Stock        Stock        Capital      Earnings       Total
                                                    ---------    ---------     ---------    ---------      --------
Reorganization of NAFI Partnership
    January 29, 1997                              $    2,295   $       42    $    7,739   $             $   10,076

Issuance of common stock to J.P. Morgan
    Investment Management in exchange for
    deferred interest on senior subordinated notes                      5           164                        169

Income taxes from reorganization
    of partnership                                                               (4,500)                    (4,500)

Issuance of 2,300,000 shares for the
    Offering, net of costs                                             23        16,817                     16,840

Dividends on preferred stock                                                                     (67)          (67)

Net income                                                                                     1,532         1,532
                                                    ---------    ---------     ---------    ---------     ---------

Balance as of June 30, 1997                       $    2,295   $       70    $   20,220   $    1,465    $   24,050
                                                    =========    =========     =========    =========     =========


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            Statements of Cash Flows
                        (unaudited, dollars in thousands)



                                                                           Six Months Ended June 30,
                                                                           -------------------------

                                                                              1997                1996
                                                                           ----------          ----------
Cash Flows from operating activities:
        Net income (loss)                                            $        (2,442)    $         1,668
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Gains on sales of loans                                               (9,835)             (4,628)
        Depreciation expense                                                      90                 192
        Provision for credit losses                                              313                   -
        Purchases of loans held for sale                                     (77,509)            (31,202)
        Proceeds from sale of loans                                           73,045              31,202
        Cash received from securitizations                                     5,804               2,075
        Deferred gains and income recognized from securitizations             (1,547)               (620)
        Amortization of deferred financing costs                                  74                  75
        Amortization of deferred placement costs                                 163                  57
        Amortization of deferred interest                                       (266)               (327)
        Amortization of prepaid expenses                                          95                  12
Changes in other assets and liabilities:
        Other assets                                                          (1,038)               (219)
        Accounts payable and accrued expenses                                      2                 217
        Accrued interest payable--related parties                               (105)                280
        Accrued interest payable--senior subordinated debt                        30                   -
        Income taxes                                                           5,788                   -
                                                                            ---------           ---------

                Net cash used in operating activities                         (7,338)             (1,218)

Cash flows from investing activities:
        Fixed assets purchased                                                  (265)                (36)
        Net invested in National Auto Receivable Master Trust                 (6,819)                  -
                                                                            ---------           ---------

                Net cash used in investing activities                         (7,084)                (36)

Cash flows from financing activities:
        Proceeds from junior subordinated notes--related parties                   -                 590
        Payments of junior subordinated notes--related parties                (5,206)               (590)
        Payment of preferred stock dividends                                     (28)                  -
        Proceeds from initial public offering                                 17,615                   -
        Preferred equity partners' contributions                                   -                 849
        Due to National Auto Finance Corporation                                (178)                  -
                                                                            ---------           ---------

                Net cash provided by financing activities                     12,203                 849
                                                                            ---------           ---------

Net decrease in cash and cash equivalents                                     (2,219)               (405)

Cash and cash equivalents at beginning of period                               5,066                 824
                                                                            ---------           ---------

Cash and cash equivalents at end of period                           $         2,847     $           419
                                                                            =========           =========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      Statements of Cash Flows (Continued)
                        (unaudited, dollars in thousands)


                                                                               Six Months Ended June 30,
                                                                           --------------------------------

                                                                              1997                1996
                                                                             --------            --------

Non-cash financing activities:
        Offering costs deferred in 1996 transferred to paid-in capital     $     775            $      0
            in 1997
        Accrued preferred stock dividends                                         40                   0
        Conversion of accrued interest on  Senior Debt to Common Stock
            and paid-in capital                                                  169                   0
        Conversion of partners' capital to preferred stock                     2,295                   0
        Conversion of partnership capital to common stock and paid-in
            capital                                                            7,256                   0
        Deferred income taxes from reorganization included in net loss
            considered paid-in capital                                         4,500                   0
        Income earned in 1997 prior to reorganization included in paid-in
            capital                                                              525                   0


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in National Auto Finance Company, Inc.'s (the "Company") latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K). Statements for 1996 periods reflect the financial position and results of operations of the Company's predecessors.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1997; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results for the interim periods are not necessarily indicative of results for a full year. Certain amounts in the 1996 financial statements have been reclassified to conform with current financial statement presentation.

     In conjunction with the reorganization from a partnership form to a taxable corporate form, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax liabilities of a change in tax rates was recognized in income in the three month period ended March 31, 1997. The cumulative effect of this change in accounting for income taxes was a non-cash charge of $4.5 million.

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities, and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. The Company refers to such retained interests as the "excess spread receivable" (the "Excess Spread Receivable" or "ESR"). Retained interests are recorded at fair value and periodically measured in the same manner as investments classified as available for sale or trading under Statement of Financial Accounting Standards No. 115. Beginning January 1, 1997, the Company adopted SFAS No. 125. The ESR is treated as a trading security and is measured quarterly for impairment for each individual securitization by (i) calculating the actual income received, net of actual losses, prepayments, interest carrying costs and servicing costs, and (ii) comparing this amount to the original ESR forecast. The Company then estimates the remaining future net cash flows anticipated, and discounts such cash flows at a rate that the Company believes represents the rate of return an investor would require on such cash flows. The Company then compares this amount to the remaining ESR. Any impairment to the ESR is recorded as a charge to operations, while benefits in excess of these originally anticipated are deferred until actual cash flow from the receivables is received.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share("EPS"), simplifies the tandards previously found in Accounting Principles Board Opinion No. 15, "Earnings

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

     Per Share," and makes them comparable to international EPS standards. The Company will begin disclosing EPS in accordance with SFAS No. 128 beginning with the year ended December 31, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement. Such statement will be presented by the Company beginning with the quarter ended March 31, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments, based upon how the enterprise defines such segments. The Company is required to report operating segment information, to the extent such segments are defined, beginning with the year ended December 31, 1998.

(2)  Investments and Retained Interests in Securitizations

     Investments and retained interests in securitizations were as follows at June 30, 1997 and December 31, 1996:

                                                                      June 30,          December 31,
                                                                        1997                1996
                                                                    --------------     ---------------

                                                                              (dollars in thousands)
                Spread Accounts                                   $                  $
                                                                           14,559               8,221
                Excess Spread Receivable
                                                                           21,363              15,183
                                                                    --------------     ---------------
                                                                  $        35,922    $         23,404
                                                                    ==============     ===============



     Spread accounts represent over-collateralization accounts of securitization facilities designed to protect securitization investors against credit losses ("Spread Accounts"). Funds in excess of specified percentages are available to be remitted to the Company over the life of the securitization. For each securitization, there is no recourse to the Company beyond the amounts maintained in this account. The Company analyzes Spread Accounts quarterly to determine if impairment exists. Impairment, if any, is charged to operations.

     The ESR is established for each securitization and represents the present value of the gross interest income on the motor vehicle retail installment sale contracts ("Loans") securitized less: (1) the pass-through interest paid to the securitization investors; (2) provisions for credit losses and prepayments over the life of the respective securitization; and (3) normal servicing fees and recovery of the Spread Account. The ESR consists of the gain recognized on the sale of Loans through securitization, deferred servicing income, deferred gain attributable to the time value of money, and deferred costs of the transactions. Deferred servicing income is recognized as earned over the life of the related Loans in proportion to the principal paydown of the Loans outstanding. The deferred gain attributable to the time value of money is recognized as earned in relation to the balance of securitized Loans outstanding. Deferred costs of the securitizations are amortized on a straight-line basis over the estimated life of the securitization. The ESR is reduced by the receipt of cash from the trusts and the amortization of the deferred gain and deferred servicing income. Prepayment and loss experience rates are based upon the nature of the receivables and historical information available to the Company. Prepayment assumptions and credit loss provisions are periodically

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


     reviewed by management and any impairment in the ESR is charged to operations.Favorable experience is recognized prospectively as realized. The ESR was as follows at June 30, 1997 and December 31, 1996:


                                                                     June 30,         December 31,
                                                                       1997               1996
                                                                   --------------     --------------

                                                                            (dollars in thousands)
               Gross ESR                                         $       29,484     $       20,697
               Deferred servicing income                                 (5,496)            (3,654)
               Deferred interest and gain on securitizations             (3,810)            (3,208)
               Deferred placement costs                                   1,185              1,348
                                                                   --------------     --------------

               ESR, Net                                          $        21,363    $       15,183
                                                                   ==============     ==============


(3)  Securitization of Loans

     In January 1995, the Company began using a revolving securitization facility pursuant to which the Company sells its Loans on a daily basis to a bankruptcy-remote special purpose subsidiary trust ("Funding Trust I"), which in turn transfers such Loans to a bankruptcy-remote master trust (the "Master Trust"). The Company retains, through Funding Trust I, certain residual interests in future excess cash flows from the Master Trust (the Excess Spread Receivable or ESR), in exchange for the transfer of Loans to the Master Trust.

     Periodically, the Master Trust refinances its Loans through the transfer of the Loans (and the Company's retained interest or ESR) to separate permanent trusts. The payment of the principal and interest on those securities has been insured by a payment guaranty issued by Financial Security Assurance, Inc. ("FSA"). The proceeds of the transactions are used by the Master Trust to repay the financing of the Master Trust. The Master Trust then commences re-borrowing to finance its purchase of additional Loans from the Company through Funding Trust I.

     During the six months ended June 30, 1997 and 1996, the following activity took place with respect to securitization:


                                                                     June 30,            June 30,
                                                                       1997                1996
                                                                   --------------     ---------------

                                                                         (dollars in thousands)

               Principal balance of Loans sold                   $        75,005     $        32,953
                                                                   ==============     ===============

               Gain on sales                                     $         9,835     $         4,628
                                                                   ==============     ===============

               Weighted average coupon rate on Loans
                 sold during the period                                   19.45%              18.80%
                                                                   ==============     ===============

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


(4)  Junior Subordinated Notes

     During 1994, 1995 and 1996, the Company received loans on a junior subordinated basis (the "Junior Subordinated Notes") from principal equity holders of National Auto Finance Company L.P., a Delaware limited partnership that was organized in October 1994 (the "National Auto Partnership") and certain affiliates. The Junior Subordinated Notes are payable on January 31, 2002, and accrue interest at eight percent per annum. Interest expense recognized for this debt for the periods ending June 30, 1997 and 1996 was $123,000 and $295,000, respectively.

(5)  Senior Subordinated Notes

     In August 1996, the Company completed a $12 million senior subordinated debt financing with J.P. Morgan Investment Management, Inc., acting on behalf of certain institutional investors (the "Morgan Group"), pursuant to which $12 million principal amount of senior subordinated notes (the "Senior Subordinated Notes"), were issued to the Morgan Group. The principal amount of the Senior Subordinated Notes is due in August 2001 and carries a 10% coupon payable quarterly. Prior to the consummation of the Company's public offering (the "Offering") of 2,300,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), there was also an additional 3% deferred-interest coupon that accrued interest on a compounded basis and was payable in August 2006, but was converted into 470,000 shares of the Common Stock upon the consummation of the Offering. Through January 29, 1997, the date of the Offering, the Company accrued the additional 3% interest on the deferred-interest coupon, which amount totaled approximately $169,000 at January 29, 1997. On January 29, 1997, upon the conversion of such coupon to equity, such amounts were accounted for as paid-in-capital of the Company. The Senior Subordinated Notes generally prohibit the payment of dividends on Common Stock following consummation of an initial public offering of Common Stock so long as any amount remains outstanding on such debt. Interest expense recognized for this debt for the period ended June 30, 1997 was $630,000.

(6)  Stock Option Plan

     In 1996, the Board of Directors of the Company adopted a share incentive plan (the "1996 Share Incentive Plan"). The 1996 Share Incentive Plan is intended to provide incentives which will attract, retain and motivate highly competent persons, each of whom will contribute to the success and future growth and profitability of the Company, as executive management, employees and directors of the Company and of any parent or subsidiary of the Company, by providing them the opportunity to acquire shares of Common Stock or to receive monetary payments based on the value of such shares pursuant to certain benefits contemplated by the 1996 Share Incentive Plan. Furthermore, the 1996 Share Incentive plan is intended to assist in aligning the interests of the Company's executive management, employees and directors with those of its stockholders.

     The 1996 Share Incentive Plan provides for the granting of certain benefits in any one or a combination of (i) stock options, (ii) stock appreciation rights, (iii) stock awards, (iv) performance awards, and (v) stock units. The aggregate number of shares of Common Stock that may be subject to such benefits, including stock options, is 500,000 shares of Common Stock (subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spinoff, combination of shares, exchange of shares, dividend in-kind or other like change in capital structure or distribution).

     Through the second quarter of 1997, stock options with respect to an aggregate of 275,000 shares of Common Stock have been granted to thirteen key employees and two directors at the fair market value at the date of grant. At June 30, 1997, exercise of such options was considered anti-dilutive to earnings per share, thus such options are excluded from the calculation of earnings per share. All employee stock options vest one-third immediately, one-third in 1998 and one-third in 1999, and director stock options vest in 1998. All stock options expire 10 years from the date of grant.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


(7)  Subsequent Events

     In July 1997, the National Auto Finance 1997-1 Trust (the "1997-1 Trust") was formed and the Master Trust refinanced approximately $73.5 million of its receivables in a public offering of asset-backed securities through their transfer by the Master Trust to the 1997-1 Trust, as part of a permanent securitization ("Permanent Securitization"). Payment of principal of, and interest on, the $66.9 million of the securities issued in that transaction is insured by payment guarantees issued by FSA, and such securities are rated AAA and Aaa by Standards & Poor's Rating Service and Moody's Investors Service, Inc., respectively. The proceeds of that Permanent Securitization transaction were used by the Master Trust to repay the then-outstanding balance of the variable funding (i.e., revolving) certificates bearing interest at floating rates ("Class B Certificates"). Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company expects additional Permanent Securitizations to be consummated in the future in order to refinance periodically amounts outstanding under such Class B Certificates.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis provides information regarding the Company's financial condition as of June 30, 1997 compared to December 31, 1996, and its results of operations for the three and six month periods ended June 30, 1997 and 1996. This management's discussion and analysis should be read in conjunction with (i) the Company's Financial Statements and the related notes and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1996. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

Overview

The Company is a specialized consumer finance company engaged in the purchase, securitization and servicing of Loans originated by automobile dealers ("Dealers") for consumers with limited financial resources or past credit problems ("Non-Prime Consumers"). The Company acquires Loans principally from manufacturer-franchised Dealers in connection with their sale of new and used automobiles. The Company also acquires seasoned portfolios of such Loans from banks and other finance companies. Until the Company's Offering of Common Stock on January 29, 1997, the Company operated as two limited partnerships. As such, the income tax effects of all earnings or losses of the Company were passed directly to the partners and no provision for income taxes was required.

The Company's plan of operation for the remainder of 1997 is to increase the number of Loans that it purchases, securitizes and services by:

     1. Utilizing its regional salespersons located in strategic geographic areas to market the Company's products and services directly to Dealers;

     2. Continuing the implementation of the strategic referral and marketing alliance with First Union National Bank of North Carolina ("First Union") and certain of its national bank affiliates (the "First Union Strategic Alliance"), including the expansion throughout First Union's indirect auto finance division ("FUSF"), which conducts business with Dealers in seven southeastern states and the District of Columbia, and five northeastern states (the "Northeastern Franchise");

     3. Establishing strategic referral and marketing alliances with several smaller financial institutions and Dealer groups; and

     4. Strategically purchasing portfolios of Non-Prime Consumer Loans from third party originators that meet the Company's strict underwriting criteria.

Historical Development and Growth

From the inception of the Company in October 1994 through January 16, 1995, the primary source of revenue for the Company was net interest income on Loans purchased by the Company. In January 1995, the Company began the securitized warehousing of all of its Loans through their daily sale (the "Revolving
Securitization") to the Master Trust. The Revolving Securitization was implemented effective January 16, 1995. On that date, the Company sold to the Master Trust 407 Loans (approximately $5 million in principal) that were purchased by the Company from October 12, 1994 through January 16, 1995. Thereafter, the Company commenced selling Loans purchased by it to the Master Trust on a daily basis.

Periodically, the Master Trust refinances its Loans through the transfer of the Loans to a separate permanent trust, which then securitizes the Loans (Permanent Securitization). The Company retains a residual interest and a cash investment in the Master Trust, and the various Permanent Securitizations, which are reflected as investments and retained interest in securitizations on the Company's balance sheet. Since initiation of the Revolving Securitization, the Company's

                    NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


earnings have been primarily attributable to the gains recognized on the sale of Loans into the Master Trust. For the six month period ended June 30, 1997, such gains accounted for approximately 81% of the Company's revenues.

Components of Revenue and Expenses

Revenues. The Company derives revenues principally from the purchase and daily sale of Loans to the Master Trust pursuant to the Revolving Securitization. In determining its reported gain from these securitization activities, the Company adds the total interest payments due from borrowers and the dollar amount of the discount at which the Loans were purchased from Dealers. The Company then deducts an estimated reserve for future Loan losses, prepayments, borrowing charges and servicing costs, and discounts the remaining cash flow at a rate which management believes an investor would expect to receive on such cash flows to its net present value. The resulting amount is reported as gain on sale of loans on the Company's income statement.

In addition to interest income from Loans that were not securitized and the interest return on cash investments, other revenues are earned primarily from:

     1. Amortization of the deferred servicing revenues, which offset the direct servicing expenses incurred by the Company;

     2. Amortization of the deferred gain of Loans attributable to the time value of money; and

     3. Amortization of deferred gains attributable to Permanent Securitizations that were financed at lower rates than were used in calculating the gains on sales when the Loans were originally sold to the Master Trust.

Expenses. The Company's expenses consist of interest and operating expenses. Interest expense is the interest incurred on notes to certain affiliates of the Company and notes to certain institutional investors. Operating expenses consist primarily of personnel, general and administrative and servicing expenses, in addition to depreciation of capital expenditures for furniture and equipment that is being recognized over five years on a straight-line basis.

Results of Operations

Where applicable, 1996 amounts used for comparison reflect pro-forma income taxes calculated as if the predecessor of the Company had operated as a taxable entity for the comparable 1996 period.

Three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996.

Income from Operations. The Company reported net income for the three month period ended June 30, 1997 of $1.1 million. This is an increase of 100%, as compared to pro forma net income of $539,000 for the three month period ended June 30, 1996.

Gain on Sales of Loans. The Company's Loan purchasing and servicing activities expanded significantly during the three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996. The Company purchased 2,290 or $31.3 million of principal amount of Loans from Dealers and $12.5 million or 1,541 Loans were acquired through the Company's Portfolio Acquisition Program ("PAC") during the three month period ended June 30, 1997. Of these amounts, $39.2 million or 90% were subsequently sold to the Master Trust. This compares to 1,453 or $18.0 million principal amount of Loans purchased from Dealers and $311,000 or 33 Loans were acquired through PAC during the three month period ended June 30, 1996, all of which were sold to the Master Trust.

For the three month period ended June 30, 1997, the Company recognized a gain on securitization of $3.9 million from Loans purchased from Dealers and $1.4 million from PAC, representing a 109% increase over the $2.5 million of gains recognized for the three month period ended June 30, 1996. This increase was primarily the result of a 139% increase in the dollar volume of Loans purchased for the three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996.

                      NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


The table below sets forth certain information relating to the Company's Loan purchasing activities, including the specific number and aggregate principal amount of Loans purchased and the aggregate amount funded to Dealers:


                                                                                Three month period ended
                                                                                        June 30,
                                                                            ----------------------------------

                                                                                1997                1996
                                                                            --------------     ---------------
    Number of Loans purchased from Dealers during period
                                                                                    2,290               1,453
    Number of Loans purchased as portfolios (PAC)
                                                                                    1,541                  33
                                                                            --------------     ---------------
              Total number of Loans purchased                                       3,831               1,486
                                                                            ==============     ===============

                                                                                   (dollars in thousands)

    Principal balance of Loans purchased from Dealers during period
                                                                          $        31,269    $         18,031
    Principal balance of Loans purchased as portfolios (PAC)
                                                                                   12,508                 311
                                                                            --------------     ---------------
              Total balance of Loans purchased                            $                  $
                                                                                   43,777              18,342
                                                                            ==============     ===============

    Amount funded (1)                                                     $        42,600              17,332
                                                                            ==============     ===============

  (1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or other seller (i.e., the amount actually paid to a Dealer or other seller), calculated as the principal of the Loan purchased less a negotiated discount.

Loan Loss Provision and Reserves. The Company periodically evaluates and adjusts, if necessary, the assumptions used in its calculation of gains on sales of Loans. The Company's gain on sale of Loans calculation assumes estimates of potential charge-offs from the Loan portfolio securitized. For the three month period ended June 30, 1997, the provision for Loan losses associated with sales of loans to the Master Trust was approximately $3.3 million, or 7.8% of the amount funded, as compared to approximately $1.1 million, or 6.3% of the amount funded for the three month period ended June 30, 1996.

The Company's gain on sale of Loans calculation also assumes estimates of potential prepayments from the Loan portfolio securitized. For the three month period ended June 30, 1997, the provision for Loan prepayments associated with sales of Loans to the Master Trust was approximately $4.8 million, or 11.3% of the amount funded, as compared to approximately $2.4 million, or 13.6% of the amount funded, for the three month period ended June 30, 1996.

The Company's total reserves (loss and prepayment) applied to its Excess Spread Receivable as of June 30, 1997 were $19.6 million or 12.5% of net serviced receivables. An increase in losses and/or prepayments or acceleration of losses and prepayments above levels provided for would result in reduced cash flow to the Company and a possible write-down of the ESR and the Spread Accounts.

Other Income. The Company generated approximately $1.3 million of other income for the three month period ended June 30, 1997, as compared to $513,000 for the three month period ended June 30, 1996. The principal sources of the Company's other income were $377,000 of amortized deferred gain on sales of Loans, $468,000 of servicing income, and $295,000 of interest and miscellaneous income for the three month period ended June 30, 1997, as compared to $165,000, $187,000, and $1,000, respectively, for the three month period ended June 30, 1996. Deferred income from securitizations of $129,000 was recognized for the three month period ended June 30, 1997, as compared to $160,000 for the three month period ended June 30, 1996. Deferred income results from the Permanent Securitizations that were accomplished at lower borrowing rates than the Company assumed in calculating its original gain on the sale of such Loans to the Master Trust.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997

Operating Expenses. The Company reported operating expenses of $4.8 million for the three month period ended June 30, 1997, as compared to approximately $2.2 million for the three month period ended June 30, 1996. These expenses consisted primarily of subordinated note interest, and personnel, loan acquisition, portfolio servicing, and other corporate operating expenses. Operating expenses, as a percentage of Loans purchased, decreased from 11.9% as of June 30, 1996 to 11% as of June 30, 1997. Management currently expects that operating costs will rise throughout the remainder of fiscal year 1997 as the result of anticipated growth in the number of Loans purchased and serviced by the Company, and the hiring of additional personnel in connection with the expansion of the First Union Strategic Alliance to FUSF's Northeastern Franchise. In addition, operating costs will also increase as the Company implements its own in-house servicing center in Jacksonville, Florida. The Company has already hired 33 employees in its in-house collections department (14 as of June 30, 1997), and expects to hire more employees by the end of this year for both collections and servicing of Loans. The Company intends to assume responsibility for collecting all of its Loans by approximately October 1, 1997, and hopes to take over all servicing of its Loans by the end of fiscal year 1997. To that end, the Company has leased 37,000 square feet of space in Jacksonville to house its servicing center, and is temporarily leasing approximately 3,000 square feet of space until the permanent space is ready for occupancy. Such increased operating expenses may decrease the Company's operating margins and the Company's overall profitability.

Personnel expenses for the three month period ended June 30, 1997 were approximately $1.6 million, as compared to approximately $841,000 for the three month period ended June 30, 1996, decreasing to 3.7% from 4.6% of Loans purchased for the quarter. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits, and payroll taxes. The Company's number of full-time employees increased from 57 as of June 30, 1996, to 103 as of June 30, 1997.

Corporate operating expenses for the three month period ended June 30, 1997 were approximately $800,000, as compared to approximately $457,000 for the three month period ended June 30, 1996, decreasing to 1.8% from 2.5% of Loans purchased for the quarter. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses, and management information systems expenses.

Servicing expenses for the three month period ended June 30, 1997 were $763,000, as compared to $258,000 for the three month period ended June 30, 1996. Servicing expenses consist primarily of a monthly fee paid to an outside servicer, Omni Financial Services of America ("World Omni"), for each active Loan. Servicing fees paid to World Omni for the three month period ended June 30, 1997 were $638,000, as compared to $212,000 for the three month period ended June 30, 1996. The increase in expenses primarily reflected the growth in the amount of Loans purchased and serviced by the Company. The Company's total serviced Loan portfolio as of June 30, 1997 was approximately $157.1 million, or 14,392 outstanding Loans, as compared to approximately $66.4 million, or 5,774 outstanding Loans as of June 30, 1996.

Interest expense for the three month period ended June 30, 1997 was $345,000, as compared to $154,000 for the three month period ended June 30, 1996. This increase is a result of the interest expense incurred with respect to the Company's Senior Subordinated Notes and related Deferred Additional Interest Notes. The Senior Subordinated Notes bear interest at a rate of 10% per annum. The Company's Junior Subordinated Notes bear interest at a rate of 8% per annum.

Six month period ended June 30, 1997, as compared to the six month period ended June 30, 1996.

Income from Operations. The Company reported net income for the six month period ended June 30, 1997 of $2.0 million, before a one time non-cash deferred income tax charge to earnings of $4.5 million, arising in the first quarter of 1997, that reflects a deferred income tax liability arising from the reorganization of the Company's business from a partnership form to a taxable corporate form in connection with the Company's Offering in January 1997. This is an increase of 100%, as compared to pro forma net income of $1.0 million for the six month period ended June 30, 1996.

Gain on Sales of Loans. The Company's Loan purchasing and servicing operations expanded significantly during the six month period ended June 30, 1997, as compared to the six month period ended June 30, 1996. The Company purchased 4,407 or $59.2 million of principal amount of Loans from Dealers and $20.3 million or 2,302 Loans were acquired

                      NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


through the Company's Portfolio Acquisition Program during the six month period ended June 30, 1997. Of these amounts, $75.0 million or 94% were subsequently sold to the Master Trust. This compares to 2,638 or $32.6 million of principal amount of Loans purchased from Dealers and $311,000 or 33 Loans acquired through PAC during the six month period ended June 30, 1996, all of which were sold to the Master Trust.

For the six month period ended June 30, 1997, the Company recognized a gain on securitization of $7.6 million from Loans purchased from Dealers and $2.2 million from PAC, representing a combined 113% increase over the $4.6 million of gains recognized for the six month period ended June 30, 1996. This increase was primarily the result of a 141% increase in the dollar volume of Loans purchased for the six month period ended June 30, 1997, as compared to the six month period ended June 30, 1996.

The table below set forth certain information relating to the Company's Loan purchasing activities, including the specific number and aggregate principal amount of Loans purchased and the aggregate amount funded to Dealers:


                                                                                 Six month period ended
                                                                                       June 30,
                                                                            ----------------------------------

                                                                                1997               1996
                                                                            --------------     --------------
    Number of Loans purchased from Dealers during period
                                                                                    4,407              2,638
    Number of Loans purchased as portfolios (PAC)
                                                                                    2,302                 33
                                                                            --------------     --------------
              Total number of Loans purchased
                                                                                    6,709              2,671
                                                                            ==============     ==============

                                                                                 (dollars in thousands)

    Principal balance of Loans purchased from Dealers during period       $        59,279    $        32,642
    Principal balance of Loans purchased as portfolio (PAC)                        20,270                311
                                                                            --------------     --------------

              Total balance of Loans purchased                            $        79,549    $        32,953
                                                                            ==============     ==============

    Amount funded (1)                                                     $        77,509    $        31,202
                                                                            ==============     ==============

   (1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or other seller (i.e., the amount actually paid to a Dealer or other seller), calculated as the principal of the Loan purchased less a negotiated discount.


Loan Loss Provision and Reserves. For the six month period ended June 30, 1997, the provision for Loan losses associated with sales of loans to the Master Trust was approximately $5.7 million, or 7.3% of the amount funded, as compared to approximately $2.0 million, or 6.3% of the amount funded, for the six month period ended June 30, 1996.

For the six month period ended June 30, 1997, the provision for Loan prepayments associated with sales of Loans to the Master Trust was approximately $9.4 million, or 12.1% of the amount funded, as compared to approximately $4.2 million, or 13.4% of the amount funded, for the six month period ended June 30, 1996.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


Other Income. The Company generated approximately $2.3 million of other income for the six month period ended June 30, 1997, as compare to $1.0 million for the six month ended June 30, 1996. The principal sources of the Company's other income were $685,000 of amortized deferred gain, $862,000 of servicing income, and $503,000 of interest and miscellaneous income for the six month period ended June 30, 1997, as compared to $298,000, $328,000, and $54,000, respectively, for the six month period ended June 30, 1996. Deferred income from securitizations of $266,000 was recognized for the six month period ended June 30, 1997, as compared to $327,000 for the six month period ended June 30, 1996.

Operating Expenses. The Company reported operating expenses of $8.8 million for the six month period ended June 30, 1997, as compared to $4.0 million for the six month period ended June 30, 1996. These expenses consisted primarily of subordinated note interest, and personnel, Loan acquisition, portfolio servicing, and other corporate operating expenses. Operating expenses, as a percentage of Loans purchased, decreased from 12% as of June 30, 1996 to 11% as of June 30, 1997.

Personnel expenses for the six month period ended June 30, 1997 were approximately $2.9 million, as compared to approximately $1.5 million for the six month period ended June 30, 1996, decreasing to 3.7% from 4.5% of Loans purchased for the year.

Corporate operating expenses for the six month period ended June 30, 1997 were approximately $1.5 million, as compared to approximately $778,000 for the six month period ended June 30, 1996, decreasing to 1.8% from 2.4% of Loans purchased for the year.

Servicing expenses for the six month period ended June 30, 1997 were $1.4 million as compared to $480,000 for the six month period ended June 30, 1996. This represents a 0.34% increase in annualized servicing expenses as a percentage of Loans serviced, from 1.44% as of June 30, 1996 to 1.75% as of June 30, 1997. Servicing fees paid to World Omni for the six month period ended June 30, 1997 were $1.1 million as compared to $395,000 for the six month period ended June 30, 1996. The increase in expenses primarily reflected the growth in the amount of Loans purchased and serviced by the Company.

Interest expense for the six month period ended June 30, 1997 was $760,000, as compared to $304,000 for the six month period ended June 30, 1996. This increase is a result of the interest expense incurred with respect to the Company's Senior Subordinated Notes and related Deferred Additional Interest Notes.

Financial Condition

As of June 30, 1997, the Company had total assets of $46.0 million, as compared to $31.2 million as of December 31, 1996. At the six months ended June 30, 1997 and December 31, 1996, these assets consisted primarily of cash, subordinated securities, investments and retained interests in securitization trusts, and Loans held for sale, net of allowances for credit losses.

As of June 30, 1997, the Company had cash and cash equivalents totaling approximately $2.8 million. As of such date, the Company also had approximately $3.0 million in cash balances held in restricted bank accounts, representing a portion of the credit enhancement for the securitization trusts, which amount was included in the total amount of the Company's investments and retained interests in securitizations as of such date.

As of June 30, 1997, the Company retained approximately $21.3 million of Excess Spread Receivables and approximately $14.6 million of Spread Accounts. These assets represented 78% of the total assets of the Company as of such date. The value of these assets would be reduced in the event of a material increase in the Loan loss and prepayment experience relative to the amounts estimated by the Company for such items at the time of the sale of the related Loans to the Master Trust.

As of June 30, 1997, the principal amount owed by the Company on Junior Subordinated Notes was approximately $2.0 million, which bear interest at an annual rate of 8%.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


Loan Loss and Delinquency Experience

The Company regularly reviews the timing of losses and prepayments and the adequacy of loss and prepayment reserves related to securitized Loans. The reserve assumptions used for calculations of gains on sales of loans are set at levels considered to be sufficient to cover the cash flow impact to the Company of expected future losses and prepayments on Loans. Changes in reserves are based directly on the dollar value of the Loans transferred to the Master Trust, historical loss and prepayment experience and, to a lesser extent, current economic conditions and other factors that management deems relevant.

The Securitization Trusts' charge-off policy is based upon a Loan-by-Loan review of delinquent accounts. A trust generally charges off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management determines them to be uncollectable.

The following table summarizes the Trusts' Loan losses and liquidation recovery experience from the inception of the Company:


                                                                     June 30, 1997       December 31, 1996
                                                                   -----------------     -----------------

                                                                          (dollars in thousands)

      Aggregate number of Loans purchased                                   17,382                10,675
      Aggregate principal balance of Loans purchased             $         214,290     $         134,773
      Principal balance of outstanding Loans                     $         157,111     $         102,852
      Number of outstanding Loans                                           14,392                 9,063

      Gross charge-off principal balance                         $          14,946     $           7,760
      Liquidation recoveries                                                (7,583)               (4,232)
                                                                   -----------------     ----------------
      Net charge-offs                                            $           7,363     $           3,528
                                                                   =================     ================
      Principal balance of Loans related to vehicles held in
          inventory                                              $           2,919     $           2,266

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


A Loan is considered to be delinquent if the borrower fails to make any payment substantially in full on or before the due date as specified by the terms of the Loan. The Company typically initiates contact with borrowers whose payments are not received by the due date on the fifth day following the due date. The following table summarizes the delinquency experience with respect to outstanding Loans sold to the Master Trust:





                                                                     June 30, 1997       December 31, 1996
                                                                   -----------------     -----------------

                                                                          (dollars in thousands)
      Principal balance outstanding                               $          157,111    $          102,852
      Period of delinquency
          31 to 60 days                                           $           10,232    $            6,104
          61 to 90 days                                           $            3,191    $            1,596
          91 days or more                                         $            2,420    $              487
                                                                    ================     =================
                Total delinquencies                               $           15,843    $            8,187
                                                                    ================     =================

      Total delinquencies as a percentage of the
         current principal balance                                            10.08%                 7.95%
                                                                    ================     =================


Since October 1994, the Company has maintained, at its own expense, supplemental vendor's single interest insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) and instances where neither the vehicle nor the borrower can be found.

The Company monitors historical loss experience on an overall portfolio and on a "static pool" basis. Loans sold to the Master Trust in each calendar month are segregated into individual static pools. The Company considers a pool of Loans to be "seasoned" when it has been aged for an average of 18 to 24 months. Actual pool losses are then compared to the estimates for the net loss reserve for each pool that were established at the pool's inception and adjustments for any additional losses will be reflected in the current period earnings. As of June 30, 1997, no such additional loss adjustments have been made.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997

The following table summarizes the vintage static pools of the Company's portfolio for all Loans purchased by the Company from inception through the period ending March 31, 1997, and includes loss data through June 30, 1997:


         Losses Through 6/97
         Loans Purchased
         Through 3/97           4Q        1Q         2Q         3Q         4Q         1Q         2Q         3Q         4Q         1Q
         -------------------  1994      1995       1995       1995       1995       1996       1996       1996       1996       1997
                              ----      ----       ----       ----       ----       ----       ----       ----       ----       ----
                   Totals
                ------------
Original
  Number
  of Loans        13,553       300       795        920      1,003        868      1,185      1,486      1,866      2,252      2,878

Number of
 Active
 Loans            10,623       158       402        500        645        594        828      1,155      1,552      2,015      2,774

Original
 Amount
 Financed    170,546,706 3,819,645 9,704,263 11,237,718 13,674,781 11,378,599 14,611,677 18,341,044 23,201,321 28,804,973 35,772,705

Principal
 Amount
 Outstanding 114,572,706 1,266,230 3,016,157  4,046,276  6,272,519  5,978,476  8,338,435 11,968,108 16,994,942 23,847,149 32,844,413

Cumulative
Net Loss %         4.32%     9.07%     9.15%      8.66%      7.10%      6.65%      5.80%      6.00%      3.65%      1.89%      0.23%

                                4Q        1Q         2Q         3Q         4Q         1Q         2Q         3Q         4Q         1Q
                              1994      1995       1995       1995       1995       1996       1996       1996       1996       1997
                              ----      ----       ----       ----       ----       ----       ----       ----       ----       ----

 1                           0.00%     0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%
 2                           0.00%     0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%
 3                           0.00%     0.00%      0.00%      0.00%      0.05%      0.00%      0.00%      0.04%      0.00%      0.00%
 4                           0.00%     0.00%      0.00%      0.03%      0.17%      0.00%      0.00%      0.04%      0.01%      0.02%
 5                           0.00%     0.07%      0.10%      0.19%      0.21%      0.10%      0.10%      0.16%      0.00%      0.06%
 6                           0.05%     0.14%      0.27%      0.43%      0.70%      0.39%      0.32%      0.45%      0.25%      0.23%
 7                           0.05%     0.24%      0.67%      0.88%      0.96%      0.60%      0.64%      0.79%      0.61%
 8                           0.31%     0.86%      1.42%      1.24%      1.05%      0.80%      1.14%      1.06%      1.21%
 9                           0.47%     1.34%      1.98%      2.18%      1.57%      1.38%      1.73%      1.92%      1.89%
 10                          0.51%     1.70%      2.40%      2.35%      2.28%      1.81%      2.70%      2.59%
 11                          1.08%     1.73%      2.62%      2.70%      2.40%      2.00%      3.29%      3.36%
 12                          1.36%     2.52%      3.14%      3.11%      3.08%      2.43%      4.34%      3.65%
 13                          1.75%     3.04%      3.37%      3.60%      3.48%      3.35%      5.19%
 14                          1.72%     3.39%      3.71%      3.58%      3.69%      3.60%      5.58%
 15                          3.12%     3.90%      3.99%      4.13%      4.24%      4.42%      6.00%
 16                          3.21%     4.20%      4.27%      4.60%      4.58%      4.71%
 17                          3.80%     4.52%      4.49%      4.98%      5.36%      5.38%
 18                          4.45%     4.70%      5.01%      5.14%      5.52%      5.80%
 19                          4.55%     4.94%      5.35%      5.49%      6.09%
 20                          4.91%     5.18%      5.75%      4.89%      6.43%
 21                          4.91%     5.77%      6.13%      6.46%      6.65%
 22                          5.05%     5.75%      6.84%      6.76%
 23                          5.05%     6.24%      7.44%      7.02%
 24                          5.79%     6.34%      7.75%      7.10%
 25                          5.78%     7.01%      8.28%
 26                          6.20%     7.30%      8.52%
 27                          6.80%     7.65%      8.66%
 28                          7.15%     8.00%
 29                          7.49%     9.02%
 30                          8.06%     9.15%
 31                          8.23%
 32                          9.07%


Liquidity and Capital Resources

General

Since inception, the Company has funded its operations and the growth of its Loan purchasing activities primarily through six principal sources of capital:
(i) cash flows from operating activities; (ii) proceeds from securitization transactions; (iii) cash flows from servicing fees; (iv) proceeds from the issuance of senior subordinated debt to institutional investors; (v) proceeds from the issuance of junior subordinated debt to, and from the capital contributions of, certain affiliates of the Company; and (vi) proceeds from the Offering.

Net cash used in operating activities was $7.3 million during the six month period ended June 30, 1997, compared to net cash used of $1.2 million during the six month period ended June 30, 1996. Cash used for purchasing Loans was $77.5 million, an increase of $46.3 million, or 148%, over cash used for purchasing Loans in the prior year's first six month period. Cash provided from the sale of Loans to the Master Trust was $73.0 million, an increase of $41.8 million, or 134%, over cash provided from the sale of loans to the Master Trust in the prior year's first six month period.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1997


The Company's securitization financing activities are capital-intensive and will require significant additional capital to fund the Company's required equity commitment to the Revolving Securitization facility and related securitization expenses as the Company's Loan purchasing activities grow in the future. The Company has used the proceeds of the Offering, the Senior Subordinated Notes, and the Junior Subordinated Notes to fund, among other things, the Company's required equity commitment to the Revolving Securitizations.

The Company has experienced an acceleration in the use of its cash during the second quarter of 1997 and to date in excess of the cash requirements previously projected by the Company. This acceleration is due, in large part, to six factors: (1) a doubling of the Company's PAC volume for this fiscal year from the originally-projected $20 million to the presently-projected $39.3 million;
(2) a greater than expected increase in the volume of Company-originated  Loans;
(3) less than projected dealer discounts; (4) the implementation of the Company's in-house servicing center and the costs associated with the corresponding overlap of functions between that service center and World Omni's service center; (5) an increase in the enhancement rate required as part of the 1997-1 Trust; and (6) a change in the dynamic credit support requirements of the Company's securitization facilities has resulted in and may in the future result in additional capital of the Company being maintained in the Spread Accounts of two of the Permanent Securitizations. The net effect of those six factors is that the Company will require in the fourth quarter of 1997 additional capital to fund its operations. To that end, the Company is actively seeking to raise additional capital in an amount sufficient to meet the Company's cash requirements and to fund operations through the end of fiscal year 1998, assuming the Company completes additional Permanent Securitizations.

During the six month period ended June 30, 1997, cash used for initial deposits to Spread Accounts was $6.8 million. Cash distributed to the Company from Spread Accounts for the six month period ended June 30, 1997 was $5.8 million, an increase of $3.7 million, or 180%, over cash distributed from securitizations in the prior year's period. Changes in the distributions from the various Spread Accounts are impacted by the relative size and seasoning of the pools of sold Loans that make up the Company's servicing portfolio.

The Company's management team possesses significant servicing, collections and related management information systems expertise, which will assist the Company in establishing its own internal servicing operation. As previously discussed, the Company has begun the process of implementing an in-house servicing operation. The Company has established a budget of $3.9 million for such operation in 1997.

--------------------------------------------------------------------------------
Part II - Other Information
--------------------------------------------------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) On June 20, 1997, an annual meeting (the "Annual Meeting") of the Company's stockholders was held.

     (b) At the Annual Meeting, Keith B. Stein and Peter Offermann were re-elected to the Company's Board of Directors. Further, Gary L. Shapiro, Roy E. Tipton and Morgan M. Schuessler continued to serve as members of the Company's Board of Directors. As previously reported, on June 16, 1997, Edgar A. Otto resigned as a member of the Company's Board of Directors, and the Board of Directors, in accordance with the Company's by-laws, appointed Stephen Gurba to the Company's Board of Directors to fill the vacancy left by Mr. Otto's departure.

     (c) The matters voted upon at the Annual Meeting included: (1) the election of Keith B. Stein and Peter Offermann to the Company's Board of Directors for terms of three years; and (2) a proposal to ratify the appointment of KPMG Peat Marwick LLP ("KPMG"), independent public accountants, as the auditors for the Company for fiscal year 1997. A total of 6,845,544 shares were represented by proxy at the Annual Meeting, representing 97.4% of the 7,026,000 shares eligible to vote. 6,835,269 votes were cast in favor of electing both Keith B. Stein and Peter Offermann as directors, 10,275 votes were withheld, and no votes were cast against them. Additionally, 6,831,944 votes were cast in favor of the ratification of KPMG as the Company's auditors, 9,400 votes were cast against, and 4,200 votes were abstained.

     (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

              Number       Description                  Method of Filing

              11           Computation of Earnings      Filed with this document
                           Per Common Share

              27           Financial Data Schedule      Filed with this document

         (b)   Reports on Form 8-K

               On April 29, 1997, the Company filed a Form 8-K announcing its earnings for the first quarter of 1997.

               On June 24, 1997, the Company filed a Form 8-K announcing that:

                 1. Morgan  M.  Schuessler  was  named a member  of its Board of
                    Directors;

                 2. Jacksonville,  Florida  was  selected  as the  site  for the
                    Company's loan servicing divisional headquarters; and

                 3. At the Company's  Annual Meeting on June 20, 1997, (a) Keith
                    B. Stein and Peter Offermann were re-elected to the Company's Board of Directors, (b) the Company accepted the resignation of Edgar Otto as a member of its Board of Directors, and (c) Stephen Gurba was unanimously appointed to the Company's Board of Directors to fill the vacancy left by Mr. Otto's resignation.

               No other reports on Form 8-K were filed in the second quarter of 1997.

               On July 31, 1997, the Company filed a Form 8-K announcing its earnings for the second quarter of 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL AUTO FINANCE COMPANY, INC.


Date:  August 14, 1997             /s/ Keith B. Stein
                                   -----------------------------------
                                   Keith B. Stein
                                   Vice Chairman and Treasurer

Date:  August 14, 1997             /s/ Kevin G. Adams
                                   -----------------------------------
                                   Kevin G. Adams
                                   Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                Description
-------               -----------

11                    Computation of Earnings Per Common Share

27                    Financial Data Schedule