Form 10-Q
period 1997-09-30
NATIONAL AUTO FINANCE CO INC
filed 1997-11-26
CIK 1024332

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-22067

                       NATIONAL AUTO FINANCE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            65-0688619
  ----------------------------------------     -------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
       incorporation or organization)

  621 N.W. 53rd  Street, Suite 200, Boca Raton, Florida        33487
  -----------------------------------------------------    --------------
       (Address of principal executive offices)              (Zip Code)

                                 (800) 999-7535
                   ------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

  There were 7,126,000 shares of common stock, $.01 par value outstanding as of November 25, 1997.

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q

                                                                           Page

  Part I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)..................................4

          Balance Sheet:

              September 30, 1997 and December 31, 1996......................4

          Statements of Income:

              Three and Nine Months Ended September 30, 1997 and 1996.......5

          Statement of Stockholders' Equity as of September 30, 1997........6

          Statements of Cash Flows:

              Nine Months Ended September 30, 1997 and 1996.................7

          Notes to Financial Statements.....................................9

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................14

Part II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.................................26


SIGNATURE..................................................................27

EXHIBIT INDEX..............................................................28

 Exhibit 11.  Computation of Earnings Per Common Share.....................29

 Exhibit 27.  Financial Data Schedule......................................30

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

-------------------------------------------------------------------------------
                                   Part I.
-------------------------------------------------------------------------------

                        Item 1. Financial Statements.

                     NATIONAL AUTO FINANCE COMPANY, INC.
                                Balance Sheet
              September 30, 1997 (unaudited), December 31, 1996
                            (dollars in thousands)

                                                                September 30, 1997     December 31, 1996
                                                                ------------------     -----------------

                                                     Assets
                                                     ------
                                  Cash and cash equivalents     $              326     $           5,066
                       Investments and retained interest in
                                            securitizations                 42,516                23,404
                                          Fixed assets, net                  1,393                   515
                                   Deferred financing costs                    925                 1,849
                                               Other assets                  1,410                   367
                                                                ------------------     -----------------

                                               Total assets     $           46,570     $          31,201
                                                                ==================     =================

                       Liabilities and Stockholders' equity
                       ------------------------------------

                      Accounts payable and accrued expenses     $            1,636     $           1,771
                   Due to National Auto Finance Corporation                      -                   178
                                      Deferred income taxes                  6,057                     -
                  Accrued interest payable--related parties                     40                   144
        Accrued interest payable--senior subordinated notes                    200                   339
                                              Notes payable                    222                     -
                 Junior subordinated notes--related parties                  2,007                 7,218
                                  Senior subordinated notes                 12,000                12,000
                                                                ------------------     -----------------

                                          Total liabilities                 22,162                21,650
                                                                ------------------     -----------------

                                       Stockholders' equity
               Preferred stock series A - $1,000 par value;
                         1,000,000 shares authorized; 2,295
                                         shares outstanding                  2,295                     -
                 Common stock - $0.01 par value; 20,000,000
                        shares authorized; 7,026,000 shares
                                                outstanding                     70                     -
                                            Paid in capital                 20,190                     -
                                          Retained earnings                  1,853                     -
                                          Partners' capital                      -                 9,551
                                                                ------------------     -----------------

                                 Total stockholders' equity                 24,408                 9,551
                                                                ------------------     -----------------

                 Total liabilities and stockholders' equity     $           46,570     $          31,201
                                                                ==================     =================

        See accompanying notes to the financial statements.

                      NATIONAL AUTO FINANCE COMPANY, INC.
                          Statements of Income (Loss)
      For the three months ended September 30, 1997 and 1996 (unaudited),
      For the nine months ended September 30, 1997 (unaudited) and 1996
                (dollars in thousands, except per share data)

                                                  Three Months Three Months   Nine Months    Nine Months
                                                    Ended        Ended           Ended           Ended
                                                 September 30, September 30,  September 30,  September 30,
                                                       1997        1996           1997            1996
                                                    --------    --------        -----------    --------
Revenue:
    Gain on sales of Loans                          $  3,596    $  3,560        $ 13,431       $  8,188
    Amortization of excess spread receivable             583         345           1,534            970
    Servicing income                                   1,305         259           2,167            587
    Interest income from cash investments                168          51             536             57
    Other income                                          42           6              81             54
    Finance charges earned                                --          --              95             --
                                                    --------    --------        --------       --------
          Total revenue                                5,694       4,221          17,844          9,856
                                                    --------    --------        --------       --------
Expenses:
    Interest expense                                     343         372           1,103            676
    Salaries and employee benefits                     1,670       1,008           4,591          2,510
    Direct loan acquisition expenses                     936         528           2,502          1,238
    Servicing Division expenses                          903         298           2,278            778
    Service center expenses                              699          --             699             --
    Depreciation and amortization                        148         150             541            343
    Provision for credit losses                         (313)         --              --             --
    Other operating expenses                             610         431           2,086          1,209
                                                    --------    --------        --------       --------

          Total expenses                               4,996       2,787          13,800          6,754
                                                    --------    --------        --------       --------

Income before income taxes                               698       1,434           4,044          3,102
Income taxes before reorganizaiton of partnership        269          --           1,557             --

Income before taxes from
    reorganization of partnership                        429       1,434           2,487          3,102
Income taxes from reorganization of
    partnership                                           --          --           4,500(2)          --
                                                    --------    --------        --------       --------

          Net income (loss)                              429       1,434          (2,013)         3,102
                                                    --------    --------        --------       --------

Less preferred stock dividends                            40          --             107             --
                                                    --------    --------        --------       --------

Net income (loss) available for common
    shareholders                                    $    389    $  1,434        $ (2,120)      $  3,102
                                                    ========    ========        ===========    ========

Earnings (loss) per share                           $   0.06                    $  (0.30)
Proforma: (1)
    Income before income taxes                           698       1,434           4,044          3,102
    Income taxes                                         269         539           1,557          1,167
    Proforma net income                             $    429    $    895        $ (2,013)      $  1,935
Pro forma earnings per share                        $   0.06    $   0.13        $   0.34(3)    $   0.29
                                                    ========    ========        ===========    ========

Weighted average shares and share equivalents          7,026                       6,995
                                                    ========                    ===========
Pro forma shares outstanding                                       6,726                          6,726
                                                                ========                       ========

(1) Prior to January 29, 1997, the Company's operations were conducted through two related partnerships. The pro forma data reflects the Company's after-tax earnings as though it had been taxed as a C-corporation for these periods. Income taxes for the three-month period ended September 30, 1996 and the nine month period ended September 30, 1996, reflect the proforma application of a combined federal and state income tax rate of approximately 38% as if the Company had been taxed as a C Corporation for all periods presented.

(2) Amount represents a one-time, non-cash deferred income tax charge to earnings arising in the first quarter of 1997, that reflects a deferred income tax liability arising from the reorganization of the Company's business from a partnership form to a taxable corporate form in connection with the Company's initial public offering in January 1997.

(3)   Excludes the effect of the charge noted in (2) above.

See accompanying notes to the financial statements.

                      NATIONAL AUTO FINANCE COMPANY, INC.
                       Statement of Stockholders' Equity
         For the period beginning January 29 through September 30, 1997
                       (unaudited, dollars in thousands)


                                                   Preferred       Common     Paid in     Retained
                                                     Stock          Stock     Capital     Earnings         Total
                                                   ---------       -------    -------     --------         -----
Reorganization of NAFI Partnership
January 29, 1997                                    $ 2,295        $  42     $  7,709     $              $ 10,046

Issuance of common stock to J.P. Morgan
  Investment Management in exchange for
  deferred interest on senior subordinated notes                       5          164                         169

Income taxes from reorganization
  of partnership                                                               (4,500)                     (4,500)

Issuance of 2,300,000 shares for the
  Offering, net of cost                                               23       16,817                      16,840

Dividends on preferred stock                                                                   (107)         (107)

Net income                                                                                    1,960         1,960
                                                    -------        -----     --------      --------      --------

Balance as of September 30, 1997                    $ 2,295        $  70     $ 20,190        $1,853       $24,408
                                                    =======        =====     ========      ========      ========

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                           Statements of Cash Flows
      For the nine months ended September 30, 1997 (unaudited) and 1996

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                      1997           1996
                                                                      ----           ----
Cash Flow from operating activities:
    Net income (loss)                                                  $  (2,013)   $   3,102
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Gains on sales of loans                                              (13,431)      (8,188)
    Depreciation expense                                                      80          217
    Purchases of loans held for sale                                    (127,583)     (51,077)
    Proceeds from sale of loans                                          127,583       51,540
    Cash received from securitization                                      8,501        3,451
    Amortization of ESR and income recognized from securitizations        (3,701)      (1,557)
    Amortization of deferred financing cost                                  214          121
    Amortization of deferred placement costs                                 254           42
    Amortization of prepaid expenses                                         150           22
Changes in other assets and liabilities:
    Other assets                                                          (1,382)        (353)
    Accounts payable and accrued expenses                                   (354)         322
    Accrued interest payable - related parties                              (104)        (460)
    Accrued interest payable - senior subordinated debts                      30          212
    Income taxes                                                           6,057         --
                                                                       ---------    ---------

        Net cash used in operating activities                             (5,699)      (2,606)

Cash flow from investing activities:
    Fixed assets purchased                                                  (959)        (283)
    Net invested in National Financial Auto Receivables Master Trust     (10,640)      (1,650)
                                                                       ---------    ---------

        Net Cash used in investing activities                            (11,599)      (1,933)

Cash flows from financing activities:
    Proceeds from junior subordinated notes - related parties               --            700
    Proceeds from First Union National Bank notes                            222         --
    Proceeds from senior subordinated debt                                  --         11,303
    Payment of junior subordinated notes - related parties                (5,211)      (1,038)
    Payment of preferred stock dividends                                     (67)        --
    Proceeds from initial public offering                                 17,614         --
    Preferred equity partners' contributions                                --          1,606
                                                                       ---------    ---------

         Net cash provided by financing activities                        12,558       12,571
                                                                       ---------    ---------

Net increase/(decrease) in cash and cash equivalents                      (4,740)       8,032

Cash and cash equivalents at beginning of period                           5,066          824
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $     326    $   8,856
                                                                       =========    =========

Cash paid for interest                                                 $   1,346    $     898
                                                                       =========    =========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                    Statements of Cash Flows  (Continued)
      For the nine months ended September 30, 1997 (unaudited) and 1996


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                      1997           1996
                                                                      ----           ----
Non-cash financing activities:
    Offering costs deferred in 1996 transferred to paid-in
      capital in 1997                                                       775             0
    Accrued preferred stock dividends                                        40             0
    Conversion of accrued interest on senior debt to common
      stock and paid-in capital                                             169             0
    Conversion of partners' capital to preferred stock                    2,295             0
    Conversion of partnership capital to common stock and
      paid-in capital                                                     7,256             0
    Deferred income taxes from reorganization included in
      net loss considered paid-in capital                                 4,500             0
    Income earned in 1997 prior to reorganization included in
      paid-in capital                                                       526             0

See accompanying notes to the financial statements.

                                      8

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying unaudited interim financial statements for the nine month periods ended September 30, 1997 (unaudited) and 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in National Auto Finance Company, Inc.'s (the "Company" or "NAFI") latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K). Statements for 1996 periods reflect the financial position and results of operations of the Company's predecessors.

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

         In conjunction with the reorganization from a partnership form to a taxable corporate form, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax liabilities of a change in tax rates was recognized in income in the three month period ended March 31, 1997. The cumulative effect of this change in accounting for income taxes was a non-cash charge of $4.5 million recorded in the first quarter.

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities, and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. The Company refers to such retained interests as the "excess spread receivable" ("Excess Spread Receivable" or the "ESR"). Retained interests are recorded at fair value and periodically measured in the same manner as investments classified as available for sale or trading under Statement of Financial Accounting Standards No. 115. Beginning January 1, 1997, the Company adopted SFAS No. 125. The ESR is treated as a trading security and is measured periodically for changes in value in the aggregate by (i) calculating the actual income received, net of actual losses, prepayments, interest carrying costs and servicing costs, and
         (ii) comparing this amount to the original ESR forecast. The Company then estimates the remaining future net cash flows anticipated, and discounts such cash flows at a rate that the Company believes represents the rate of return an investor would require on such cash flows. The Company then compares this amount to the remaining ESR. Any impairment to the ESR is recorded as a charge to operations.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


         Per Share," and makes them comparable to international EPS standards. The Company will begin disclosing EPS in accordance with SFAS No. 128 beginning with the year ended December 31, 1997.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement. Such statement will be presented by the Company beginning with the quarter ended March 31, 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments, based upon how the enterprise defines such segments. The Company is required to report operating segment information, to the extent such segments are defined, beginning with the year ended December 31, 1998.

(2)       Investments and Retained Interest in Securitizations

         Investments and retained interest in securitizations were as follows at September 30, 1997 and December 31, 1996:

                                        September 30,      December 31,
                                             1997               1996
                                        ---------------     --------------
                                            (dollars in thousands)

         Spread Accounts              $     18,170        $        8,221
         Excess Spread Receivable           24,346                15,183
                                        ---------------     -------------
                                      $     42,516        $       23,404
                                        ===============     =============


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

         The ESR is established for each securitization and represents the present value of the gross interest income on the motor vehicle retail installment sales contracts ("Loans") securitized less: (1) the pass-through interest paid to the securitization investors; (2) provisions for credit losses and prepayments over the life of the respective securitization; and (3) normal servicing fees and recovery of the Spread Account. The ESR consists of the gain recognized on the sale of Loans through securitization, servicing income, and the amortization of ESR attributable to the time value of money. Servicing income and the amortization of ESR attributable to the time value of money is recognized over the expected life of the securitized Loans. The ESR is reduced by the receipt of cash from the trusts, the amortization of the ESR and servicing income. Prepayment and loss experience rates are based upon the nature of the receivables and historical information available to the Company. Prepayment assumptions and credit

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


         loss provisions are periodically reviewed by management and any impairment in the ESR is charged to operations.

         The ESR was as follows at September 30, 1997 and December 31, 1996:

                                         September 30,        December 31,
                                             1997                1996
                                        ---------------     ---------------
                                             (dollars in thousands)

Gross ESR                               $       34,477      $       20,697
Deferred servicing income                       (6,425)             (3,654)
Deferred interest and gain on
  securitizations                               (3,706)             (3,208)
Deferred placement costs                            --               1,348
                                        ---------------     ---------------

ESR, Net                                $       24,346       $      15,183
                                        ===============     ===============


(3)       Securitization of Loans

         In January 1995, the Company began using a revolving securitization facility pursuant to which the Company sells its Loans on a daily basis to a bankruptcy-remote special purpose subsidiary trust ("Funding Trust I"), which in turn transfers such Loans to a bankruptcy-remote master trust (the "Master Trust"). The Company retains, through Funding Trust I, certain residual interests in future excess cash flows from the Master Trust (the "Excess Spread Receivable" or "ESR"), in exchange for the transfer of Loans to the Master Trust.

         Periodically, the Master Trust refinances its Loans through the transfer of the Loans (and the Company's retained interest or ESR) to separate permanent trusts. The payment of the principal and interest on those securities has been insured by payment guaranty policies issued by Financial Security Assurance, Inc. ("FSA"). The proceeds of the transactions are used by the Master Trust to repay the financing of the Master Trust. The Master Trust then commences re-borrowing to finance its purchase of additional Loans from the Company through Funding Trust I.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


         During the nine months ended September 30, 1997 and 1996, the following activity took place with respect to securitization:

                                          September 30,       September 30,
                                               1997                1996
                                          ---------------     ---------------
                                                (dollars in thousands)

Principal balance of Loans sold           $      130,757      $       56,152
                                          ===============     ===============

Gain on sales                             $       13,431      $        8,188
                                          ===============     ===============

Weighted average coupon rate on Loans
  sold during the period                          19.40%              19.70%
                                          ===============     ===============



(4)       Junior Subordinated Notes

         During 1994, 1995 and 1996, the Company received loans on a junior subordinated basis (the "Junior Subordinated Notes") from principal equity holders of National Auto Finance Company L.P., a Delaware limited partnership that was organized in October 1994 (the "National Auto Partnership") and certain affiliates. The Junior Subordinated Notes are payable on January 31, 2002, and accrue interest at eight percent per annum. Interest expense recognized for this debt for the periods ending September 30, 1997 and 1996 was $163,000 and $436,000, respectively.

(5)       Senior Subordinated Notes

         In August 1996, the Company completed a $12 million senior subordinated debt financing with J.P. Morgan Investment Management, Inc., acting on behalf of certain institutional investors (the "Morgan Group"), pursuant to which $12 million principal amount of senior subordinated notes (the "Senior Subordinated Notes"), were issued to the Morgan group. The principal amount of the Senior Subordinated Notes is due in August 2001 and carries a 10% coupon payable quarterly. Prior to the consummation of the Company's public offering (the "Offering") of 2,300,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), there was also an additional 3% deferred-interest coupon that accrued interest on a compounded basis and was payable in August 2006, but was converted into 496,000 shares of the Common Stock upon the consummation of the Offering. Through January 29, 1997, the date of the Offering, the Company accrued the additional 3% interest on the deferred-interest coupon, which amount totaled approximately $169,000 at January 29, 1997. On January 29, 1997, upon the conversion of such coupon to equity, such amounts were accounted for as paid-in-capital of the Company. The Senior Subordinated Notes generally prohibit the payment of dividends on Common Stock following consummation of an initial public offering of Common Stock so long as any amount remains outstanding on such debt. Interest expense recognized for this debt for the period ended September 30, 1997 was $930,000.

(6)       Notes Payable

         The Company has entered into a $1.5 million revolving credit agreement ("FUNB Note") dated as of August 25, 1997 with First Union National Bank to fund the purchase of furniture and equipment ("collateral") for the Company's Jacksonville Servicing Division and corporate headquarters. FUNB retains a security interest in the collateral. The FUNB Note accrues interest at the 1 month London Interbank Offered
         Rate plus 2.5% (8.15% at September 30, 1997), payable monthly. As of September 30, 1997, the principal amount owed by the Company was approximately $222,000.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

         As of September 29, 1997, the Company has entered into a three-year, $10 million revolving credit facility with BankBoston, N.A., secured by motor vehicle installment contracts, with a short-term $8.0 million working capital subfacility secured by the Company's investments and retained interest in its securitizations, which matures on January 19, 1998.

(7)       Stock Option Plan

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

         Through the third quarter of 1997, stock options with respect to an aggregate of 371,000 shares of Common Stock have been granted to sixteen key employees and three directors at the fair market value at the date of grant. At September 30, 1997, exercise of 341,000 was considered anti-dilutive to earnings per share, thus such options are excluded from the calculation of earnings per share. All employee stock options vest one-third immediately, one-third in 1998 and one-third in 1999, and director stock options vest in 1998.

         All stock options expire 10 years from the date of grant.

(8)      Subsequent Events

         Upon the occurrence of a Permanent Securitization failing to meet certain portfolio performance tests requiring that the Loan portfolio of each Permanent Securitization trust have (i) an average delinquency rate less than a specified percentage; (ii) a cumulative default rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool; and (iii) a cumulative net loss rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool (an "Insurance Agreement Event of Default"), the Company will be in default under its insurance agreements with FSA. Upon an Insurance Agreement Event of Default, FSA may (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In April 1997, the Permanent Securitization trust formed in November 1995 experienced an Insurance Agreement Event of Default. In October 1997, the Company entered into an agreement with FSA that (i) permanently waived the Insurance Agreement Event of Default, thereby permitting distributions of excess cash flows to the Company; (ii) modified the portfolio performance tests described above to increase the thresholds through June 1998;
         (iii) required the Company to cause the spread account for each FSA-insured securitization trust to be cross-collateralized to the spread accounts established in connection with each of its other FSA-insured securitization trusts; (iv) permitted the Company to enter into a $10.0 million revolving credit agreement with BankBoston, N.A. (the "Revolving Credit Agreement"); (v) provided that FSA would consider providing credit enhancement for the Company's next Permanent Securitization; and (vi) provided for the issuance of 100,000 shares of Common Stock to FSA.

                     NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis provides information regarding the Company's financial condition as of September 30, 1997 compared to December 31, 1996, and its results of operations for the three and nine month periods ended September 30, 1997 and 1996. This management's discussion and analysis should be read in conjunction with (i) the Company's Financial Statements and the related notes included elsewhere herein and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1996. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.


Securitization Activities

     NAFI is a consumer finance company specializing in the business of purchasing, financing, securitizing and servicing Loans to borrowers with limited credit histories, low incomes or past credit problems ("Non-Prime Consumers"). The Company currently finances its purchases of Loans primarily through an asset securitization program that involves (i) the securitized warehousing of substantially all of its Loans through their daily sale to the Master Trust pursuant to the Revolving Securitization followed by (ii) the refinancing of such warehoused Loans from time to time through Permanent Securitizations. The following discussion summarizes the effect of the Company's securitization activities on its revenues, expenses and cash flows.

     Revenues. The Company derives revenues primarily from the gains it recognizes in connection with the purchase and daily sales of its Loans to the Master Trust. In determining its reported gain on sales of Loans, the Company adds the total interest payments due from borrowers to the Dealer Discount and then deducts from this sum amounts equal to estimates of future borrowing costs, servicing costs, Loan losses, Loan prepayments and fees and costs associated with securitization. The Company then discounts the remaining cash flow to its net present value. The resulting amount is reported as gain on sales of Loans in the Company's income statement.

     In addition, upon the sales of its Loans, the Company records an asset on its balance sheet, the excess spread receivable or ESR, which represents the non-cash portion of the gain on sales of Loans and is reflected on the balance sheet as a component of "investments and retained interest in securitizations." As cash is received from the securitization trusts, the Company records as income the amortization of that portion of the ESR representing the deferred gain on sales. In the event that the actual loss or prepayment experience of the Company's Loans differs materially from the estimates established in connection with the gain on sales calculation, the Company may be required to revalue, and possibly reduce, the ESR, which would result in reduced income in future periods and reduced total assets.

     As the result of the Company's continued detailed review and analysis, including extensive computer modeling, of factors effecting the performance of the Company's Loan portfolio and the related carrying value of the ESR, the Company adjusted the gain on sales of Loans and servicing income and the value of the ESR in the third quarter of 1997 by a total of $2,000,000 pre-tax, consisting of (i) the expensing of certain previously capitalized fees and costs incurred in connection with prior securitization transactions (net of certain previously amortizing deferred interest income) in the pre-tax amount of $1,389,000, and (ii) an increase of the Company's net loss estimate for the Company's Loan portfolio, in the pre-tax amount of $611,000 (net of $660,000 of related servicing income).

     The Company also receives monthly income from the securitization trusts in cash as a fee paid for the Company's servicing of the Loans. Servicing income is amortized over the expected life of the related Loans, and typically offsets the direct expenses the Company incurs in connection with the servicing of the Servicing Portfolio (the aggregate outstanding principal amount of Loans for which the Company performs servicing and collections). Finally, the Company also earns interest income on its cash investments and from Loans it temporarily holds for sale pending their securitization. Unlike many of its competitors, the

Company earns only a nominal amount of interest on Loans held for sale because the Company securitizes substantially all of its Loans on a daily basis and, therefore, derives gains from such sales.

     Distributions of Cash from Securitizations. When the Company securitizes Loans, it is required to establish and maintain credit enhancements on a trust-specific basis for the benefit of investors in the asset-backed securities. The Company uses initial cash deposits, plus a portion of the excess cash flows from the Loans (that is, the difference between cash received by the relevant trust and its payments on the asset-backed securities and trust expenses), to fund the spread accounts. Once the funds in the spread accounts meet specified levels (which may be increased if the performance of the relevant Loan pool deteriorates), any excess cash flows thereafter will be released to the Company on a monthly basis. Any remaining cash in the spread accounts after the asset-backed securities have been paid in full also will be released to the Company. The amount of excess cash available for distribution to the Company will be affected by the Servicing Portfolio's actual loss and prepayment experience.

                       NATIONAL AUTO FINANCE COMPANY, INC.
  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations
                          September 30, 1997

Results of Operations

Where applicable, 1996 amounts used for comparison reflect pro-forma income taxes calculated as if the predecessor of the Company had operated as a taxable entity for the comparable 1996 period.

Three month period ended September 30, 1997 compared to the three month period ended September 30, 1996.

Income from Operations. The Company reported net income after preferred stock dividends for the three month period ended September 30, 1997 of $389,000. This is a decrease of 57%, compared to pro forma net income after a provision for income taxes ("pro forma income taxes") of $895,000 for the three month period ended September 30, 1996.

Gain on Sales of Loans. The Company's Loan purchasing and servicing activities expanded significantly during the three month period ended September 30, 1997 compared to the three months ended September 30, 1996. The Company purchased 4,205 Loans, having a principal balance of $51.2 million, during the three month period ended September 30, 1997 compared to 1,866 Loans, having a principal balance of $23.2 million, during the three month period ended September 30, 1996. These loan purchases consisted of 2,864 Loans purchased from Dealers ($39.3 million principal balance) and 1,341 Loans purchased from Third Party Originators ($11.9 million principal balance) during the three month period ended September 30, 1997, all of which were sold to the Master Trust. This compares to 1,701 Loans purchased from Dealers ($21.4 million principal balance) and 165 Loans purchased from Third Party Originators ($1.8 million principal amount) during the three month period ended September 30, 1996, all of which were sold to the Master Trust. For the three month period ended September 30, 1997, the Company recognized a gain on sales of Loans of $3.6 million, compared to $3.6 million of gain on sales of Loans recognized for the three month period ended September 30, 1996. Notwithstanding a 121% increase in the dollar volume of Loans purchased during the three month period ended
September 30, 1997 compared to the three month period ended September 30, 1996, gain on sales of Loans remained constant due to the $2,000,000 pre-tax adjustment to the ESR (net of $660,000 of related servicing income) in the three month period ended September 30, 1997.

                     NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997

The table below sets forth certain information relating to the Company's Loan purchasing activities:

                                                                                Three month period ended
                                                                                      September 30,
                                                                            ----------------------------------
                                                                                1997                1996
                                                                            --------------     ---------------
    Number of Loans purchased from Dealers during period                            2,864               1,701
    Number of Loans purchased as portfolios                                         1,341                 165
                                                                            --------------     ---------------
              Total number of Loans purchased                                       4,205               1,866
                                                                            ==============     ===============
                                                                                 (dollars in thousands)
    Principal balance of Loans from Dealers purchased during period       $        39,287    $         21,427
    Principal balance of Loans in portfolio                                        11,921               1,772
                                                                            --------------     ---------------
              Total balance of Loans purchased                            $        51,208    $         23,199
                                                                            ==============     ===============

    Amount funded (1)                                                     $        50,075    $         22,014
                                                                            ==============     ===============

  (1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less a negotiated discount.

Loan Loss Provision. The Company's gain on sales of Loans calculation includes an amount equal to an estimate of cumulative net losses to be experienced with respect to the Loans securitized. For the three month period ended September 30, 1997, the gain on sales of Loans calculations made throughout such period included a total Loan loss estimate of approximately $5.8 million, or 11.0% of the total amount funded, compared to approximately $1.4 million, or 6.2% of the total amount funded, for the three month period ended September 30, 1996. At September 30, 1997, the securities issued by Permanent Securitization trusts to investors to that date had a weighted average yield of 6.34% per annum, while the Loans purchased and securitized by the Company since inception to that date had a weighted average yield to the Company of 21.0% per annum.

The Company recently has experienced significant servicing and collection problems with the Servicing Portfolio, which the Company believes result primarily from serious deficiencies in the servicing and collection performance of its outside servicer. The Company believes that these performance deficiencies are largely responsible for the increase in delinquency and net loss experience of the Servicing Portfolio throughout the nine months ended September 30, 1997. In response thereto, the Company's estimates for Loan losses were increased to 11.0% for the third quarter of 1997, compared to 9.0% for the second quarter and 7.0% for the first quarter. The Company also added, in the third quarter of 1997, a total of $1.3 million to its loss reserves, as a result of the adjustment to the value of the ESR previously described. The Company's Servicing Division began assuming collections responsibility for Loans more than 30 days past due in July 1997, and assumed responsibility for collections of the entire Servicing Portfolio on October 1, 1997. Since initiating self-management of collections in July 1997, the outstanding principal balance of Loans that were more than 30 days past due has decreased to 9.0% of the Company's Servicing Portfolio as of September 30, 1997, from 10.1% as of June 30, 1997. Although there can be no assurances, management believes that this improvement will continue as the Company completes its transition to in-house servicing and collections.

Loan Prepayment Provision. The Company's gain on sales of Loans calculation also assumes estimates of potential prepayments with respect to the Loans securitized. For the three months ended September 30, 1997, the gain on sales of Loan calculations made throughout such period included a total Loan prepayment estimate of approximately $4.9 million, or 9.7% of the amount funded, compared to approximately $3.0 million, or 13.6% of the amount funded, for the three months ended September 30, 1996.

Total reserves (Loan loss and prepayments) calculated at the securitization trust level as of September 30, 1997 were $25.0 million, or 13.1% of the Servicing Portfolio, compared to $13.8 million, or 13.4% of the Servicing Portfolio, as of December 31, 1996. An increase in losses or prepayments or an acceleration of prepayments above the amounts provided for could result in reduced cash flow to the Company and a possible reduction of the value of its investments and retained interest in securitizations.

Amortization of Excess Spread Receivable. The amortization of excess spread receivable for the three months ended September 30, 1997 was $583,000 compared to $345,000 for the three months ended September 30, 1996. The growth was attributable to the growth of the securitized Servicing Portfolio and the resulting growth of the ESR.

Servicing Income. The Company receives a servicing fee of approximately 4% of the principal amount of the Loans sold to the Master Trust and 2% of the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is calculated as part of the gain on sales of Loans calculation and is amortized over the expected life of the Loans. The amortization of such servicing income was $1.3 million for the three months ended September 30, 1997 compared to $259,000 for the three months ended September 30, 1996. The growth was attributable to the increase in the size of the Servicing Portfolio.

                     NATIONAL AUTO FINANCE COMPANY, INC.
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              September 30, 1997


Other Income. Other income consists of interest income on cash investments, other income and finance charges earned. The Company generated approximately $210,000 of other income for the three months ended September 30, 1997 compared to $57,000 for the three months ended September 30, 1996. The increase in other income was primarily attributable to interest earned on the net proceeds of the Company's initial public offering, pending utilization thereof.

Total Expenses. The Company reported total operating expenses of $5.0 million for the three months ended September 30, 1997, compared to approximately $2.8 million for the three months ended September 30, 1996. These expenses consisted primarily of interest on subordinated notes, salaries and employee benefits, direct Loan acquisition expenses and servicing expenses. Total expenses, as a percentage of the average Servicing Portfolio, decreased from 15.7% as of September 30, 1996 to 13.6% as of September 30, 1997.

Interest expense for the three months ended September 30, 1997 was $343,000, compared to $372,000 for the three months ended September 30, 1996. This decrease was the result of the reduction of interest expense on the Company's Junior Subordinated Notes due to a partial principal pay-down with the proceeds of the Company's initial public offering. The Senior Subordinated Notes bear interest at a rate of 10% per annum payable quarterly in arrears, commencing October 1, 1996. The Company's Junior Subordinated Notes bear interest at a rate of 8% per annum, payable quarterly in arrears, commencing September 30, 1996.

Salaries and employee benefits for the three months ended September 30, 1997 were approximately $1.7 million compared to approximately $1.0 million for the three months ended September 30, 1996. These expenses consisted primarily of salaries and wages, performance incentives, employee benefits, and payroll taxes. The increase in expenses primarily reflects the hiring of additional personnel and other costs associated with the growth of the Company. The Company's number of full-time employees excluding employees of the Servicing Division whose salaries and employee benefits expenses are included in the Servicing Division expenses increased from 67 as of September 30, 1996 to 98 as of September 30, 1997. The Company expects that its number of full time employees will continue to increase commensurate with the growth of the Company.

Direct Loan acquisition expenses for the three months ended September 30, 1997 were $936,000 compared to $528,000 for the three months ended September 30, 1996. These expenses consisted primarily of Dealer incentives, fees paid to Strategic Alliance partners, broker fees, credit information fees and telephone expenses. Direct Loan acquisition expenses declined as a percentage of Loans funded to 1.9% for the three months ended September 30, 1997 from 2.4% for the three months ended September 30, 1996.

Servicing costs for the three months ended September 30, 1997 were $903,000,

compared to $298,000 for the three months ended September 30, 1996. Servicing costs consisted primarily of a monthly fee paid to an outside servicer for each active Loan and the cost of vendor's single interest insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the three months ended September 30, 1997 were $779,000, compared to $300,000 for the three months ended September 30, 1996. The increase in servicing costs primarily reflected the growth in the Servicing Portfolio. The Company's Servicing Portfolio was approximately $190.7 million, representing 17,593 outstanding Loans, as of September 30, 1997 compared to an approximately $82.8 million Servicing Portfolio, representing 7,286 outstanding Loans, as of September 30, 1996. The Company will continue to pay its outsider servicer fees during the period of transition to the full servicing and collecting operations of the Servicing Division.

                     NATIONAL AUTO FINANCE COMPANY, INC.
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              September 30, 1997


The Company has assumed responsibility for collecting all of its Loans, and anticipates assuming responsibility for the other servicing of its Loans and MIS operations in the first quarter of 1988. Servicing Division expenses consisted primarily of salaries and other operating expenses relating to the Servicing Division and totaled $699,000 for the nine months ended September 30, 1997. In addition, the Company capitalized $574,000 of expenses during the three months ended September 30, 1997. The Company commenced operations in its Servicing Division during July 1997 and had hired 76 employees as of September 30, 1997 and expects to hire more employees by the end of this year for both collections and servicing of its Loans.

Other operating expenses for the three months ended September 30, 1997 were $610,000 compared to $431,000 for the three months ended September 30, 1996. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses, and MIS expenses. The increase in other operating expenses primarily reflected the growth in the amount of Loans purchased and serviced by the Company, the hiring of additional personnel and the other costs associated with the growth of the Company.

Nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996.

Income from Operations. The Company reported net income after preferred stock dividends for the nine months ended September 30, 1997 of $2.4 million, before a one time, non-cash, deferred income tax charge to earnings of $4.5 million, arising in the first quarter of 1997, which reflected a deferred income tax liability that arose from the reorganization of the Company's business from a partnership form to a taxable corporate form in connection with the initial public offering in January 1997. This is an increase of 23% compared to pro forma net income after a provision for income taxes of $1.9 million for the nine month period ended September 30, 1996.

Gain on Sales of Loans. The Company's Loan purchasing and servicing operations expanded significantly during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The Company purchased 10,914 Loans, having a principal balance of $130.8 million, during the nine month period ended September 30, 1997 compared to 4,537 Loans, having a principal balance of $56.2 million, for the nine month period ended September 30, 1996. These Loan purchases consisted of 7,271 Loans purchased from Dealers ($98.6 million principal balance) and 3,643 Loans purchased from Third-Party Originators ($32.2 million principal balance) during the nine month period ended September 30, 1997, all of which were sold to the Master Trust. This compares to 4,339 Loans purchased from Dealers ($54.1 million principal balance) and 198 Loans purchased from Third-Party Originators ($2.1 million principal balance) during the nine month period ended September 30, 1996, all of which were sold to the Master Trust. For the nine months ended September 30, 1997, the Company recognized a gain on sales of Loans of $13.4 million, representing a 64.0% increase over the $8.2 million of gain on sales of Loans recognized for the nine months ended September 30, 1996. This increase was primarily the result of a 133.0% increase in the dollar volume of Loans purchased during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

                     NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997


The table below set forth certain information relating to the Company's Loan purchasing activities:

                                                                                 Nine month period ended
                                                                                       September 30,
                                                                            ----------------------------------
                                                                                1997                1996
                                                                            --------------     ---------------

    Number of Loans purchased from Dealers during period                            7,271               4,339
    Number of Loans purchased as portfolios                                         3,643                 198
                                                                            --------------     ---------------
              Total number of Loans purchased                                      10,914               4,537
                                                                            ==============     ===============

                                                                                 (dollars in thousands)

    Principal balance of Loans from Dealers purchased during period       $        98,566    $         54,069
    Principal balance of Loans in portfolio                                        32,191               2,083

                                                                            --------------     ---------------
              Total balance of Loans purchased                            $       130,757    $         56,152
                                                                            ==============     ===============

    Amount funded (1)                                                     $       127,584    $         53,216
                                                                            ==============     ===============

   (1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less a negotiated discount.



Loan Loss Provision. For the nine months ended September 30, 1997, the gain on sales of Loans calculations made throughout such period included a total Loan loss estimate of approximately $11.5 million, or 9.0% of the total amount funded, compared to approximately $3.3 million, or 6.3% of the total amount funded, for the nine months ended September 30, 1996.

Loan Prepayment Provision. For the nine months ended September 30, 1997, the gain on sales of Loans calculations made throughout such period included a total Loan prepayment estimate of approximately $14.7 million, or 11.5% of the amount funded, compared to approximately $7.2 million, or 13.5% of the amount funded, for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company decreased its prepayment estimate to reflect a decrease in the Servicing Portfolio's actual prepayment experience.

     Total reserves (Loan losses and prepayments) calculated at the securitization trust level as of September 30, 1997 were $25.0 million, or 13.1% of the Servicing Portfolio, compared to $9.8 million, or 11.9% of the Servicing Portfolio, as of September 30, 1996.

     Amortization of Excess Spread Receivable. The amortization of excess spread receivable for the nine months ended September 30, 1997 was $1.5 million compared to $970,000 for the nine months ended September 30, 1996. The growth was attributable to the growth of the securitized Servicing Portfolio and the resulting growth of the ESR.

Servicing Income. The amortization of such servicing income was $2.2 million for the nine months ended September 30, 1997 compared to $587,000 for the nine months ended September 30, 1996. The growth was attributable to the increase in the size of the Servicing Portfolio.

Other Income. Other income consists of interest income on cash investments, other income and finance charges earned. The Company generated approximately $712,000 of other income for the nine months ended September 30, 1997 compared to $111,000 for the nine months ended September 30, 1996. The increase in other income was primarily attributable to interest earned on the net proceeds of the Company's initial public offering, pending utilization thereof.

Total Expenses. The Company reported total expenses of $13.8 million for  the nine months ended September 30, 1997 compared to approximately $6.7 million for the nine months ended September 30, 1996. These expenses consisted primarily of interest expense on subordinated notes, salaries and employee benefits, direct Loan acquisition expenses and servicing expenses. Total annualized expenses, as a percentage of the average principal balance of the Servicing Portfolio decreased from 10.75% as of September 30, 1996 to 9.4% as of September 30, 1997.

     Interest expense for the nine months ended September 30, 1997 was $1.1 million compared to $676,000 for the nine months ended September 30, 1996. The increase was the result of the interest expense incurred on the Company's sale in August 1996 of $12.0 million aggregate principal amount of Senior Subordinated notes.

     Salaries and employee benefits for the nine months ended September 30, 1997 were approximately $4.6 million compared to approximately $2.5 million for the nine months ended September 30, 1996. These expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The increase in expenses reflects the hiring of additional personnel and costs associated with the growth of the Company.

     Direct Loan acquisition expenses for the nine months ended September 30, 1997 were $2.5 million compared to $1.2 million for the nine months ended September 30, 1996. These expenses consisted primarily of Dealer incentives, fees paid to Strategic Alliance partners, broker fees, credit information fees and telephone expenses. Direct Loan acquisition expenses declined as a percentage of Loans funded to 2.0% for the nine months ended September 30, 1997 from 2.3% for the nine months ended September 30, 1996.

     Servicing costs for the nine months ended September 30, 1997 were $2.3 million compared to $778,000 for the nine months ended September 30, 1996. Servicing costs consisted primarily of a monthly fee to an outside servicer for each active Loan and the cost of vendor's single interest insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the nine months ended September 30, 1997 were $1.9 million compared to $718,000 for the nine months ended September 30, 1996. The increase in servicing costs primarily reflected the growth in the Servicing Portfolio.

     Other operating expenses for the nine months ended September 30, 1997 were $2.1 million compared to $1.2 million for the nine months ended September 30, 1996. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses and MIS expenses. The increase in other operating expenses primarily reflected the growth in the amount of Loans purchased and serviced by the Company, the hiring of additional personnel and the other costs associated with the growth of the Company.

Loan Loss and Delinquency Experience

Loan losses and prepayments are continuously monitored on an overall portfolio and individual month-of-purchase pool basis. Pursuant to the requirements of SFAS No. 125, the Company reviews its actual Loan loss experience in conjunction with its periodic valuation of the ESR. Charge-off policies are based upon an account-by-account review of delinquent Loans by the Company. The Company generally charges off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management determines them to be uncollectible.

                      NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997


The Company recently has experienced significant servicing and collections, problems with the Servicing Portfolio, which the Company believes results primarily from serious deficiencies in the servicing and collection performance of its outside servicer. The Company believes that these performance deficiencies are largely responsible for the Servicing Portfolio's delinquency and loss ratio increasing from 7.95% at December 30, 1996 to 10.08% at June 30, 1997, which, in turn, caused an Insurance Agreement Event of Default in April 1997 with respect to the 1995 Permanent Securitization and other FSA performance tests to be violated with respect to the 1995 and 1996 Permanent Securitizations. The Company's Servicing Division began assuming collections responsibility for Loans more than 30 days past due in July 1997, and assumed responsibility for collections of the entire Servicing Portfolio on October 1, 1997, although it continues to use its outside servicer's customer service and MIS operations. The Company expects to begin customer service and MIS operations in the first quarter of 1998. During the transition period when its outside servicer continues to provide customer service and MIS service for the Servicing Portfolio, the Company will experience increased costs and will not have complete self management of the quality and timeliness of servicing efforts.

The Company has not previously serviced or collected Loans and therefore is subject to the inherent risks associated with initiating new operations, such as unforeseen operational, financial and management problems. There can be no assurance that the Company will be able to service and collect the Servicing Portfolio on a cost effective and timely basis or that future delinquency and loss ratios will not increase.

The gain on sales of Loans the Company recognizes from the sale of Loans to the Master Trust, and the cash flow from its securitizations are substantially dependent on the Servicing Portfolio's delinquency and loss performance. Increases in delinquencies and losses may result in (i) increased capital and/or collateral credit enhancement requirements for securitizations; (ii) reductions in cash flow to the Company; and (iii) additional violations of Permanent Securitization portfolio performance tests. Consequently, the Company's failure to effectively service and collect the Servicing Portfolio could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Since October 1994, the Company has maintained, at its own expense, supplemental vendor single interest insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) in instances where neither the vehicle nor the borrower can be found.


The following table summarizes the Trusts' Loan losses and liquidation recovery experience from the inception of the Company:

                                                                    September 30,         December 31,
                                                                         1997                 1996
                                                                   -----------------     ----------------
                                                                          (dollars in thousands)
      Aggregate number of Loans purchased                               21,589              10,675
      Aggregate principal balance of Loans purchased             $     265,530         $   134,773
      Principal balance of the Servicing Portfolio               $     190,709         $   102,852
      Number of Loans in the Servicing Portfolio                        17,593               9,063

      Aggregate gross charge-off principal balance               $      20,084         $     7,760
      Aggregate liquidation recoveries                                  (9,781)             (4,232)
                                                                  ---------------      --------------
      Aggregate net charge-offs                                  $      10,303         $     3,528
                                                                 ================      ==============
      Average principal balance of the Servicing Portfolio       $     147,394         $    71,181

      Net charge-offs as a percent of the average
          principal balance of the Servicing Portfolio
          (annualized)                                                    6.13%               4.04%

      Principal balance of Loans related to vehicles held in
          Inventory                                              $       3,171         $     2,266

      Inventory as a percentage of the Servicing Portfolio                1.66%               2.20%

                     NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997


The Company considers a loan to be delinquent if the borrower fails to make any payment substantially in full on or before the due date as specified by the terms of the Loan. The Company typically initiates contact with borrowers whose payments are not received by the due date on the fifth day following the due date. The following table summarizes the delinquency and repossession with respect to the Servicing Portfolio.

                                                                       September 30,     December 31,
                                                                         1997                1996

                                                                     ---------------     ----------------
                                                                          (dollars in thousands)
      Number of Loans in the Servicing Portfolio                            17,593                9,063
      Principal balance of the Servicing Portfolio                $        190,709    $         102,852
      Principal balance delinquent (period of delinquency)

          31 to 60 days                                           $         11,249    $           6,104
          61 to 90 days                                                      2,875                1,596
          91 days or more                                                    3,028                  487
                                                                    ---------------     ----------------
                Total delinquencies                               $         17,152    $           8,187
                                                                    ===============     ================

      Total delinquencies as a percentage of the

         principal balance of the Servicing Portfolio                        8.99%                7.95%
                                                                    ===============     ================


(insert RIDER 22 here)

                     NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997


     Management believes that the payment practices of Non-Prime Consumers are partially a function of seasonality. Because Non-Prime Consumers typically have low disposable incomes, they frequently tend to fall behind in payments on their Loans during the early winter months, when the holiday season generates demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs. As a result, absent unforeseen circumstances, management expects delinquencies to be highest in the first calendar quarter and the fourth calendar quarter of each year. Generally, there is a 60- to 120-day lag between initial delinquency and charge-off.

The Company monitors historical loss experience on an overall portfolio and on a "static pool" basis. Loans acquired and sold to the Master Trust in each calendar month are segregated into individual static pools. The Company considers a pool of Loans to be "seasoned" when it has been aged for an average of 18 to 24 months. Actual pool losses are compared to the estimates for the net loss reserve for each pool that were established at the pool's inception and adjustments for any additional losses will be reflected in the current period earnings. As of September 30, 1997, no such adjustments have been made due to actual losses; however, the Company has added, in the third quarter of 1997, a total of $1.3 million to its loss reserves, as a result of the adjustment to the value of the ESR previously described.

The following tables summarize the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending June 30, 1997, and include loss data through September 30, 1997:

                                      4Q       1Q      2Q       3Q       4Q       1Q      2Q       3Q       4Q      1Q       2Q

                                    1994     1995    1995     1995     1995     1996    1996     1996     1996      1997     1997
                                    ----     ----    ----     ----     ----     ----    ----     ----     ----      ----     ----
                          Totals                          (dollars in thousands)
Number of Loans pur-
  chased during period    17,382     300      795     920    1,003      868    1,185   1,486    1,866    2,252    2,878    3,829

Number of outstanding
  Loans at end of
  period                  13,412     140      364     455      583      539      770   1,065    1,433    1,894    2,616    3,553

Principal balance of
  Loans purchased
  during period         $214,291  $3,820   $9,704 $11,238  $13,675  $11,378  $14,612 $18,341  $23,201  $28,805  $35,773  $43,744

Principal balance of
  Loans outstanding
  at end of period      $140,645  $1,058  $2,554  $ 3,461  $ 5,348  $ 5,150  $ 7,410 $10,479  $15,072  $21,459  $29,678  $38,976

Principal balance of
  Loans outstanding as
  a percentage of the
  original principal
  balance purchased        65.63%  27.70%  26.31%   30.80%   39.11%   45.26%   50.71%  57.13%    64.96   74.50%   82.96%   89.10%

Cumulative Net Loss         4.80%  10.38%  10.08%    9.36%    8.63%    8.06%    7.16%   7.19%    5.38%    3.69%    1.90%    0.99%

                             PERIOD OF ORIGINATION
       Cumulative Net Losses as Percentage of Original Principal Balance
                          of Loans Sold During Period

                                      4Q       1Q      2Q       3Q       4Q       1Q      2Q       3Q       4Q      1Q       2Q
                                    1994     1995    1995     1995     1995     1996    1996     1996     1996     1997     1997
    Months From Origination         ----     ----    ----     ----     ----     ----    ----     ----     ----     ----     ----
                     1             0.00%    0.00%   0.00%    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%     0.00%    0.00%
                     2             0.00%    0.00%   0.00%    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%     0.00%    0.00%
                     3             0.00%    0.00%   0.00%    0.00%    0.05%    0.00%   0.00%    0.04%    0.00%     0.00%    0.00%
                     4             0.00%    0.00%   0.00%    0.03%    0.17%    0.00%   0.00%    0.04%    0.01%     0.02%    0.18%
                     5             0.00%    0.07%   0.10%    0.19%    0.21%    0.10%   0.10%    0.16%    0.00%     0.06%    0.46%
                     6             0.05%    0.14%   0.27%    0.43%    0.70%    0.39%   0.32%    0.45%    0.25%     0.23%    0.99%
                     7             0.05%    0.24%   0.67%    0.88%    0.96%    0.60%   0.64%    0.79%    0.61%     0.58%
                     8             0.31%    0.86%   1.42%    1.24%    1.05%    0.80%   1.14%    1.06%    1.21%     1.19%
                     9             0.47%    1.34%   1.98%    2.18%    1.57%    1.38%   1.73%    1.92%    1.89%     1.90%
                    10             0.51%    1.70%   2.40%    2.35%    2.28%    1.81%   2.70%    2.59%    2.55%
                    11             1.08%    1.73%   2.62%    2.70%    2.40%    2.00%   3.29%    3.36%    3.40%
                    12             1.36%    2.52%   3.14%    3.11%    3.08%    2.43%   4.34%    3.65%    3.69%
                    13             1.75%    3.04%   3.37%    3.60%    3.48%    3.35%   5.19%    4.47%
                    14             1.72%    3.39%   3.71%    3.58%    3.69%    3.60%   5.58%    5.04%
                    15             3.12%    3.90%   3.99%    4.13%    4.24%    4.42%   6.00%    5.38%
                    16             3.21%    4.20%   4.27%    4.60%    4.58%    4.71%   6.50%
                    17             3.80%    4.52%   4.49%    4.98%    5.36%    5.38%   6.89%
                    18             4.45%    4.70%   5.01%    5.14%    5.52%    5.80%   7.19%
                    19             4.55%    4.94%   5.35%    5.49%    6.09%    6.68%
                    20             4.91%    5.18%   5.75%    4.89%    6.43%    6.95%
                    21             4.91%    5.77%   6.13%    6.46%    6.65%    7.16%
                    22             5.05%    5.75%   6.84%    6.76%    7.10%
                    23             5.05%    6.24%   7.44%    7.02%    7.51%
                    24             5.79%    6.34%   7.75%    7.10%    8.06%
                    25             5.78%    7.01%   8.28%    7.78%
                    26             6.20%    7.30%   8.52%    8.37%
                    27             6.80%    7.65%   8.66%    8.63%
                    28             7.15%    8.00%   9.08%
                    29             7.49%    9.02%   9.31%
                    30             8.06%    9.15%   9.36%
                    31             8.23%    9.73%
                    32             9.07%    9.90%
                    33             9.07%   10.08%
                    34             9.61%
                    35             9.89%
                    36            10.38%

                     NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997


Liquidity and Capital Resources

General

     Since inception, the Company has funded its operations and the growth of its Loan purchasing activities primarily through six sources of capital: (i) cash flows from operating activities; (ii) proceeds from securitization transactions; (iii) cash flows from servicing fees, (iv) proceeds from the issuance of indebtedness; (v) capital contributions of certain affiliates of the Company; and (vi) proceeds from the Company's initial public offering of Common Stock.

     The Company has experienced an acceleration in the use of cash during 1997 compared to 1996, due, in large part, to six factors: (i)an increase in the volume of Loans purchased from Dealers; (ii)a higher volume of Loans purchased from Third-Party Originators; (iii) a decrease in the average
Dealer Discount; (iv) costs associated with the implementation of the Company's Servicing Division and the corresponding overlap of costs between the Servicing Division and its outside servicer; (v) an increase in the initial cash deposit to the spread account required as a credit enhancement for the Permanent Securitization completed in July 1997 and (vi) a change in the credit support requirements of the Company's other securitization facilities, which has resulted in, and may continue in the future to result in, additional capital of the Company being maintained in the spread accounts of its Permanent Securitizations.

     The Company's business requires substantial cash to support the funding of accounts for its securitizations, issuance costs of its asset securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of Loans purchased and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis and its negative operating cash flow is expected to continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities. The Company will in the future be required to issue additional debt or equity, which could dilute the interests of stockholders of the Company, in order to fund, in part, its negative operating cash flow, and is currently pursuing several such debt and equity raising transactions. The availability under the Company's existing Master Trust warehousing facility has been increased by up to $25 million, to a total of up to $100 million, which is sufficient to fund the Company's anticipated Loan purchases through the end of 1997. The Company anticipates completing its next Permanent Securitization transaction, in the amount of approximately $70 million, in mid-December 1997, the proceeds of which will pay down amounts outstanding under the Master Trust facility, thereby creating additional availability. There can be no assurance, however, that such transaction will be completed before year-end or at all. In addition, there can be no assurance that the Company will have access to the capital markets in the future for debt or equity issuances or for securitizations, or that financing through borrowings or other means will be available on terms acceptable to the Company. The Company's inability to access the capital markets or obtain financing on acceptable terms could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     Net cash used in operating activities was $5.7 million during the nine month period ended September 30, 1997 compared to net cash used of $2.6 million during the nine month period ended September 30, 1996. Cash used for purchasing Loans was $127.6 million, an increase of $76.5 million, or 150.0%, over cash used for purchasing Loans in the prior year's first nine month period. Cash provided from the sales of Loans to the Master Trust was $127.6 million, an increase of $76.0 million, or 148.0%, over cash provided from the sales of Loans to the Master Trust in the prior year's first nine month period.

     The Company is required to maintain a minimum equity position in the Revolving Securitization of 10.0% of the net serviced receivables. This equity currently consists of cash invested by the Company and the unamortized Dealer Discount. As of September 30, 1997, the Company had a 10.0% equity investment in the Revolving Securitization.

     During the nine month period ended September 30, 1997, cash used for initial deposits to spread accounts was $10.6 million. Cash distributed to the Company from securitizations, representing cash flows related to the ESR for the nine month period ended September 30, 1997 was $8.5 million, an increase of $5.0 million, or 146.0%, over cash distributed from securitizations in the prior year's period. Changes in the distributions from the various spread accounts are impacted by the relative size and seasoning of the pools of Loans that make up the Company's Servicing Portfolio and the pools' performance experience.

     As of September 30, 1997, the Company had total assets of $46.6 million compared to approximately $31.2 million as of December 31, 1996, and approximately $12.0 million as of December 31, 1995. These assets consisted primarily of cash, and investments and retained interest in securitizations.

     As of September 30, 1997, the Company retained approximately $24.3 million of ESRs and approximately $18.2 million of spread accounts, which combined represented $42.5 million shown on the balance sheets as investments and retained interest in securitizations, representing 91.0% of the total assets of the Company. The value of these assets would be reduced in the event of a material increase in the Loan loss and prepayment experience relative to the amounts estimated by the Company for such items at the time of the sale of the related Loans to the Master Trust.

     As of September 30, 1997, the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.0 million (including $40,000 of accrued interest), which bear interest at an annual rate of 8.0%, and the principal amount owed by the Company on the Senior Subordinated Notes was approximately $12.2 million (including $200,000 of accrued interest), which bear interest at an annual rate of 10.0%.

     Each Permanent Securitization trust has certain portfolio performance tests relating to levels of delinquency, defaults and net losses on the Loans in such trust. Portfolio performance tests require that the Loan portfolio of each Permanent Securitization trust have (i) an average delinquency rate less than a specified percentage; (ii) a cumulative default rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool; and
(iii) a cumulative net loss rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool. If any Permanent Securitization Loan portfolio fails to satisfy any of these tests, the amount required to be retained in the spread account related to such securitization trust will be increased to an amount generally equal to 7.0% of the then outstanding balance held by the securitization trust. Certain portfolio performance tests were not met at various times in the first nine months of 1997 with respect to the Permanent Securitization trusts formed in November 1995 and November 1996, resulting in an additional $2.8 million of total cash required to be retained in the spread

                     NATIONAL AUTO FINANCE COMPANY, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                              September 30, 1997

accounts related to such Securitization trusts until the violation of such performance tests are cured. As of September 30, 1997, a total of $2.8 million of such additional $1.3 million had been accumulated in the spread accounts of such trusts, in lieu of being distributed to the Company. All of the additional amount required to be retained in the 1995 securitization trust spread account has been accumulated therein, and since September 30, 1997, the Company has once again been receiving distributions of excess cash flows from such trust. The Company anticipates that the approximately $1.5 million of the additional cash required to be retained in the 1996 securitization trust spread account will have been accumulated therein by March 31, 1998, after which time the Company will again receive distributions of excess cash flows from such trust. FSA has modified its portfolio performance tests for such trusts for the period through June 1998, which has resulted in higher thresholds to trigger further violations of such tests.

     Any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

     As of September 29, 1997, the Company entered into a three-year, $10.0 million revolving credit the Revolving Credit Agreement, secured by Loans, including a short-term $8.0 million working capital sub-facility secured primarily by the Company's ESRs and spread accounts, which sub-facility matures on January 19, 1998. The Company's cash requirements (principally to fund required credit enhancements for the Master Trust, initial deposits to spread accounts for Permanent Securitizations, and for working capital) have been, and will continue to be, significant. As of November 25, 1997, the Company had approximately $850,000 of cash and cash equivalents on hand, and approximately $2.6 million was available under the short-term working capital sub-facility.

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

--------------------------------------------------------------------------------
Part II - Other Information
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         a)    Exhibits

              Number                Description                        Method of Filing
              ------                -----------                        ----------------
              11                    Computation of Earnings            Filed with this document
                                    Per Common Share

              27                    Financial Data Schedule            Filed with this document

         b)    Reports on Form 8-K

              On July 31, 1997, the Company filed a Form 8-K announcing its earnings for the second quarter of 1997.

              On November 26, 1997, the Company filed a Form 8-K announcing its restated third quarter and nine month results for the periods ended September 30, 1997.

              No other reports on Form 8-K were filed in the third quarter of 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL AUTO FINANCE COMPANY, INC.

   Date:  November 26, 1997                /s/ Keith B. Stein
                                           ------------------------------------
                                           Keith B. Stein
                                           Vice Chairman and Treasurer

   Date:  November 26, 1997                /s/ Kevin G. Adams
                                           -------------------------------------
                                           Kevin G. Adams
                                           Vice President and Chief Financial
                                             Officer

                                  EXHIBIT INDEX

         Exhibit
         Number                     Description
         ------                     -----------
         11                         Computation of Earnings Per Common Share
         27                         Financial Data Schedule