Form 10-K
period 1997-12-31
NATIONAL AUTO FINANCE CO INC
filed 1998-05-01
CIK 1024332

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the period from             to

                       Commission File Number: 0-22067

                      National Auto Finance Company, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                              65-0688619
        (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

621 N.W. 53rd Street, Suite 200, Boca Raton, Florida         33487
    (Address of Principal Executive Offices)              (Zip Code)

      Registrant's telephone number, including area code: (561) 997-2413

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirementNo [ ]e past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on April 24, 1998 (based on the $2.50 closing price on the NASDAQ Stock Market on that date) of the common equity held by non-affiliates of the registrant was $12,001,905. The number of shares of the registrant's Common Stock outstanding on April 24, 1998 was 9,030,762.

                           FORWARD-LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K or future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission
(the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statement.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

Item 1.  Business.

General

     National Auto Finance Company, Inc. (the "Company") is a consumer finance company specializing in the business of purchasing, financing, securitizing and servicing motor vehicle retail installment sale contracts ("Loans") originated by automobile dealers ("Dealers") in the sale of new and used automobiles. Through its Loan purchases, the Company provides indirect financing to consumers with limited financial resources or past credit problems ("Non-Prime Consumers"). The Company serves as a source of financing for Dealers, allowing them to sell automobiles to customers who otherwise might not be able to obtain financing from more traditional sources.

     The Company's business strategy is to increase its Loan volume by: (i) marketing its products and services to an increasing number of Dealers throughout the United States through its regional salespersons ("Dealer Relations Managers") located in strategic geographic areas ("Direct Dealer Originations"); (ii) continuing to implement its existing, and developing new, strategic referral and marketing alliances ("Strategic Alliances"); and (iii) purchasing Non-Prime Consumer Loans that meet the Company's underwriting criteria from third-party originators ("Third-Party Originators"), such as consumer finance companies and other financial institutions (the "Portfolio Acquisition Program").

The Non-Prime Consumer Automobile Finance Industry

     Automobile financing is the second largest sector, by dollar amount, of consumer installment debt in the United States. According to the United States Federal Reserve Board, approximately $381.0 billion of automobile installment credit was outstanding at the end of 1996, of which the Company estimates approximately $75.0 billion was attributable to Non-Prime Consumers. The market for Non-Prime Consumer credit is highly fragmented, with no one finance company controlling more than 2% of the market.

Dealer Relationships

     As of December 31, 1997, the Company had contractual relationships with over 2,300 Dealers located in 29 states, more than 1,200 of which were the result of the Company's Strategic Alliance with First Union National Bank of North Carolina ("First Union") and certain of its national bank affiliates (the "First Union Strategic Alliance"). The Company focuses on developing relationships with well-established Dealers. The vast majority of the Company's contractual relationships are with manufacturer-franchised Dealers, rather than independent Dealers.

     Each Dealer doing business with the Company enters into a non-exclusive written agreement with the Company that governs the Company's purchases of Loans from the Dealer (a "Dealer Agreement"). Although these agreements do not obligate a Dealer to sell, or the Company to purchase, any particular Loan, the Dealer Agreement sets forth the terms upon which approved Loans will be purchased by the Company. Additionally, these agreements contain representations and warranties to be made with respect to each Loan purchased by the Company, each automobile that serves as collateral for the Loan (e.g., that it is properly registered and that the Company will be the first lienholder), and each Loan's compliance with certain laws and regulations. Dealer Agreements generally provide that the Loans are sold to the Company "without recourse" (i.e., the Dealer does not assume or retain the credit risk with respect to any Loan purchased by the Company), unless the Dealer has materially breached certain representations and warranties in the Dealer Agreement. The Company carefully monitors its Dealer network and will terminate its agreement with a particular Dealer if the Company discovers material misrepresentations with respect to any Loan, or unusual repossession experience or other factors that might indicate fraudulent conduct by a particular Dealer.

     In the Company's experience, Dealers prefer financing sources that: (i) provide value-added products and services designed to increase their sales of automobiles; (ii) maintain regular contact with Dealer finance departments;
(iii) communicate credit decisions in a timely manner; (iv) have consistent underwriting standards; (v) are able to fund Loan purchases quickly; and (vi) offer a competitive price to purchase the Loan. The Company seeks to meet these needs while taking efforts to ensure that its delinquency and loss experiences remain at acceptable levels.

Products and Services

     In its efforts to build a strong Dealer network, the Company provides an array of products and services to Dealers. The Company's products generally consist of the Loan programs it offers to Dealers. For example, the Company currently is willing to purchase Loans on automobiles that are up to five model years old with fewer than 75,000 odometer miles and, depending on the model year, is willing to purchase Loans having maximum terms of 60 months, with the length of the Loan being shorter for older model-year automobiles. The perceived credit risk of the borrower will affect the annual percentage rate charged for a particular Loan and will also affect the discount from the face amount of a Loan at which the Company is willing to purchase the Loan from the Dealer (the "Dealer Discount"). The Company also offers a lease-equivalent product, the Preferred Customer Option Plan ("PCOP"), designed to appeal to the most creditworthy of the Non-Prime Consumers the Company will finance. The PCOP program enables the borrower to purchase a more expensive vehicle than he or she might otherwise be able to afford, because a substantial portion of the Loan balance is deferred until a balloon payment at maturity, which, depending on the model year, may be as late as five years after the Loan is made. At maturity, the borrower has the option of refinancing the automobile for one year with the Company, making the final payment and thereby retaining the automobile, or returning the automobile to the Dealer for a $250 termination fee. If the borrower returns the automobile, the Dealer may either buy it from the Company by making the final Loan payment or return it to the Company. Based on the Company's experience, the wholesale auction value of returned automobiles generally equals or exceeds the amount of the balloon payment. The Company, however, maintains insurance to protect its residual interest in automobiles financed under the PCOP program. At December 31, 1997, PCOP Loans accounted for 1.72% of the aggregate outstanding principal amount of Loans for which the Company performs servicing and collections (the "Servicing Portfolio").

     The Company seeks to provide value-added services to Dealers to enhance their financing of Non-Prime Consumer Loans by: (i) reviewing Dealer inventories to determine adequate inventory levels based on trends the Company observes in Non-Prime Consumer automobile purchasing; (ii) training Dealer sales people to identify Non-Prime Consumers who meet the Company's underwriting criteria; and
(iii) working with Dealers to establish separate finance desks that specifically service Non-Prime Consumers. The Company also has developed specific services for Dealers that are designed to attract customers and offer flexible financing. For example, Credit Clinic(TM) is a service pursuant to which the Dealer advertises a sale for the "credit challenged" and the Company provides an on-site credit counselor who advises the Non-Prime Consumer on choosing a vehicle with a monthly payment he or she can manage. The Company believes that this service enhances a Dealer's sales of automobiles because it encourages Non-Prime Consumers, who might otherwise be apprehensive about their personal credit histories, to seek financing for their vehicle purchases.

     The Company constantly seeks to modify its products and services and to implement new ones in order to respond to changing market conditions and to serve specific niches in the Non-Prime Consumer market.

Marketing and Loan Acquisition Strategy

   General

     The Company attempts to increase the number of Loans it purchases, securitizes and services by (i) marketing the Company's products and services to an increasing number of Dealers throughout the United States through its Dealer Relations Managers; (ii) maximizing its existing, and developing new, Strategic Alliances; and (iii) purchasing Non-Prime Consumer Loans that meet the Company's underwriting criteria from Third-Party Originators.

   Direct Dealer Marketing

     The Company's direct marketing strategy is centered around experienced management and field sales employees who are located in key geographic regions. Direct marketing to Dealers is conducted by Dealer Relations Managers who seek to train and educate Dealers about the credit profile of the Non-Prime Consumer who meets the Company's underwriting criteria, familiarize Dealers with the Company's existing products and services, solicit feedback from Dealers regarding new products and services that would enhance a Dealer's ability to sell automobiles to Non-Prime Consumers, and generally provide Dealers with ongoing service and support. The Company's marketing department also designs sales incentives to motivate Dealers to submit applications to the Company. For example, the Company periodically offers "vacation miles" awards to Dealers for each contract funded, which the Dealer, in turn, can award to its sales personnel. Those vacation miles may be redeemed by the Dealer's employees for vacation packages or airline tickets. Similarly, the Company has created sales incentives that enable Dealers to earn gift certificates from various retailers. The marketing department works closely with the Dealer Relations Managers to design appealing incentives for the Company's Dealers. The Company believes that the intensive on-site Dealer service provided by Dealer Relations Managers and the Company's marketing programs enhance the effectiveness of the products and services offered by the Company, strengthen existing Dealer relationships and foster new business. The Company derived approximately 31% of its Loan volume for the year ended December 31, 1997 from Direct Dealer Originations, which excludes Strategic Alliance originations.

   Strategic Alliance Marketing

     The Company relies on its Strategic Alliances to increase the number of Loans it purchases by (i) using the sales force of the financial institutions and Dealer groups with which the Company establishes such alliances to market the Company's Non-Prime Consumer products and services and (ii) obtaining the right to review and purchase Non-Prime Consumer Loans that do not meet a financial institution's or Dealer group's underwriting criteria. Through these alliances, the Company offers these financial institutions and Dealer groups the opportunity to expand their product offerings and to earn fees based on the number of Loans that are purchased by the Company as a result of the alliance.

     Direct marketing to financial institutions and Dealer groups is conducted by senior management of the Company. Senior management seeks to identify prospective financial institutions or Dealer groups suitable for Strategic Alliances and negotiate the terms of such alliances. The Company's Dealer Relations Managers provide operating services and support, including training and education with respect to both the Non-Prime Consumer market and the Company's products and services. Upon consummation of a Strategic Alliance, the Company expects that the financial institution's or Dealer group's sales personnel also will support or supplement the Company's direct marketing efforts.

     In April 1996, the Company entered into the First Union Strategic Alliance, the Company's first Strategic Alliance. The First Union Strategic Alliance provides for the (i) joint marketing of the Company's products and services by both the Company's sales force and the sales personnel of the automobile finance division of First Union ("First Union Auto Finance") to the approximately 3,400 Dealers throughout twelve states and the District of Columbia with which First

Union Auto Finance has an existing relationship and (ii) exclusive referral by First Union Auto Finance to the Company of all applications for Loans received from Dealers that fall below certain established credit guidelines. In consideration for these services, First Union receives a fee on each Loan purchased by the Company as a result of the First Union Strategic Alliance. Pursuant to the referral agreement, funded Loan referrals are without recourse to First Union. The First Union Strategic Alliance has enhanced significantly the Company's ability to further its market penetration and increase the size of its Dealer base. For the year ended December 31, 1997, approximately 43% of the Loans the Company purchased were attributable to the First Union Strategic Alliance.

     The Company's referral agreement with First Union Auto Finance has a three-year term that currently terminates in April 2000. Subject to the consent of First Union Auto Finance, the referral agreement may be renewed in April of each year for an additional year, such that, after its renewal, the remaining term of the referral agreement continues to be three years. First Union may terminate the referral agreement upon, among other things, a "change of control" of the Company as defined in the referral agreement. In the event the referral agreement is terminated, the Company may continue the relationships it has established with First Union-related Dealers. In addition, the referral agreement precludes the Company from purchasing Loans from First Union-related Dealers through other Strategic Alliances in the same geographic areas as those covered by the First Union Strategic Alliance.

     In March 1998, the Company entered into a similar Strategic Alliance with U.S. Bank, N.A. (the "U.S. Bank Strategic Alliance") to serve as a non-prime automobile financing source for U.S. Bank, N.A.'s ("U.S. Bank") Dealer network of approximately 2,500 Dealers in 20 Western and Midwestern states. The Company believes that the U.S. Bank Strategic Alliance creates another strong distribution channel through which the Company may access new Dealers in new markets.

     The Company also has referral relationships with Amcore Bank, N.A. in Illinois, Community Bank in California, First Federal Savings Bank, N.A. in Illinois, The Rock Island Bank, N.A. in Illinois and Budget Group Inc. (a division of Budget Rent-A-Car).

   Portfolio Acquisition Program

     To enhance the Company's growth and as a natural extension of its lines of business, in May 1996, the Company began purchasing Non-Prime Consumer Loans meeting the Company's portfolio acquisition underwriting guidelines from Third-Party Originators. Purchasing selected Loans from Third-Party Originators enables the Company to acquire Loans at a lower cost than comparable quality Dealer-originated Loans due to decreased origination expense. In many cases the Company has the opportunity to acquire Loans that have six month or longer payment histories, reducing the Company's exposure to early Loan defaults. In addition, the Company is able to capitalize on relationships with Dealers that have been established by other smaller finance companies. For the year ended December 31, 1997, the Company purchased a total of $46.5 million principal amount of Loans or approximately 25% of its Loan volume from Third-Party Originators. Although the purchase of Loans from Third-Party Originators is a significant component of the Company's overall business strategy, the Company expects to continue to focus on Direct Dealer Originations and Strategic Alliances, and will use the Portfolio Acquisition Program opportunistically.

The Loan Purchase Process From Dealers

     The Company purchases Loans directly from Dealers and presently does not make Loans directly to purchasers of automobiles. To be eligible for purchase by the Company, a Loan must have been originated by a Dealer that has entered into a Dealer Agreement. When a retail automobile buyer elects to obtain financing from a Dealer, an application is taken for submission by the Dealer to its financing sources. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes that a Dealer's decision to finance the automobile purchase with the Company, rather than with other financing sources, is based upon the Company's relationship with the Dealer, the Dealer's analysis of the discounted purchase price offered by the Company for the Loan, any incentives offered to the Dealer, the timeliness, consistency and predictability of the Company's response, and the Company's ability to fund Loan purchases typically within 24 hours of receipt of all required documentation.

     Upon receipt of an application from a Dealer, the Company orders a credit report on the borrower from one or more of the three major national credit bureaus, "scores" the borrower's credit status using a proprietary scoring model developed by the Company with the assistance of Fair Isaac and Company, Inc. ("Fair Isaac") and verifies the borrower's employment, residence and insurance history. If a Company loan officer determines that the application would meet the Company's underwriting criteria subject to further information or with modifications to the originally proposed terms of the Loan, the Company may request and review further information and supporting documentation before it decides to purchase a Loan. When presented with an application, the Company typically notifies the Dealer within 75 minutes whether it intends to purchase the Loan. The discounted price the Company will offer to pay the Dealer for a particular Loan generally varies based on the perceived credit-risk of the potential borrower as determined through the underwriting process.

     Typically, once an application is approved, or, if approved conditionally, upon fulfillment of the required stipulations, and after required financing documents are obtained by the Dealer and the Dealer assigns the contract to the Company, the Company purchases the Loan and then records its lien on the vehicle. The Company then commences servicing the Loan, including sending the borrower monthly billing statements.

Credit Underwriting and Administration

   Target Market and Consumer Profile

     The Company seeks to identify customers with stable and predictable incomes, whose payments will be made in a timely and consistent manner and who fall into the "B-", "C+" and "C" credit borrower categories. A description of the credit rating categories used by the Company is set forth below:

Category

"A" A consumer who has a long credit history with no defaults, has been in the same job for at least 18 months and can easily finance a new automobile purchase through a bank or captive finance subsidiary of an automobile manufacturer.

"B" A Non-Prime Consumer who may have had some minor credit problems in his or her past, or may not have been employed at his or her current job for 18 months. To finance a new or late-model used automobile, the "B" credit borrower may not qualify for a loan from a bank, but may have success borrowing from a captive finance subsidiary and can access credit through an independent finance company.

"C" A Non-Prime Consumer who may have an inconsistent employment record or more significant or unresolved problems with credit in the past. To finance a late-model or older used automobile purchase, this borrower will generally not be able to obtain a loan from a captive finance subsidiary or a bank and will have to access an independent finance company that lends to this market category.

"D" A consumer who has unfavorable employment history and serious credit problems, such as multiple personal bankruptcies. This borrower's only choice is to finance his or her used automobile purchase, which is often from an independent as opposed to a franchise dealer, through an independent finance company that is active in this market segment.

     The Company targets Non-Prime Consumers who previously established good credit records but who have subsequently experienced non-repetitive credit problems such as a personal bankruptcy due to illness, loss of employment or poor cash management. The Company's target customer is generally anxious to re-establish his or her credit and obtain transportation for employment.

   Credit Evaluation Procedures

     The Company applies uniform underwriting standards in purchasing Loans. These standards have been developed and refined over the course of management's years of experience in the automobile finance industry. The two most important criteria the Company uses in evaluating a Loan are the applicant's creditworthiness and the collateral value of the automobile. The Dealer submits the customer's credit application to the Company's headquarters in Boca Raton, Florida, where the customer's creditworthiness is reviewed. The Company utilizes a proprietary credit scoring system initially developed by Fair Isaac to assist it in assessing a customer's creditworthiness. Among the factors taken into account in this scoring system are an applicant's credit bureau score (assigned by one of the major credit reporting bureaus to all persons with credit histories), job and residential stability, the automobile payment as a percentage of income, the type of automobile, a positive payment history on other loans, an acceptable level of derogatory credit and the amount of a customer's downpayment, which must be at least 10% of the purchase price of the automobile. The Company's senior underwriting management regularly reviews credit decisions made by the Company's Loan buyers to ensure uniformity in underwriting standards.

     In addition to the applicant's credit appraisal, the Company also takes into account relevant information about the automobile being acquired. The Company currently does not finance automobiles that are more than five model years old or that have in excess of 75,000 odometer miles. Currently, the maximum term of any Loan purchased by the Company is 60 months; a shorter maximum term may be applied based on the year and mileage of the automobile. These criteria are subject to change from time to time as circumstances warrant. The Loans must be secured by a first priority lien on the automobile. In addition, each Loan requires the borrower to maintain physical damage insurance covering the financed automobile. The Company may, nonetheless, suffer a loss upon theft of or physical damage to any financed automobile if the borrower fails to maintain insurance as required by the Loan and is unable to pay for repairs to or replacement of the automobile or is otherwise unable to fulfill his obligations under the Loan. The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Non-Prime Consumers and the adequacy of the financed automobile as security for a Loan. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Loan Loss and Delinquency Experience" for a numerical analysis of the Company's Loan loss and delinquency experience.

   Approval and Funding Statistics

     From the Company's inception on October 1, 1994 through December 31, 1997, the Company reviewed 225,781 applications, of which 29.65% were approved or conditionally approved and 9.11% were funded. Conditionally approved applications are applications by Non-Prime Consumers whose underlying credit is generally acceptable to the Company but with respect to which the Company requires a modification of terms (typically monthly payment levels) prior to final credit approval.

   Portfolio Acquisition Underwriting

     The Company's Portfolio Acquisition Program seeks to establish on-going relationships with Third-Party Originators from which the Company will be able to purchase select portions of their Loan portfolio. The Company considers the most important factor in establishing such a relationship to be the Third-Party Originator's underwriting criteria. The Company focuses on purchasing Loans from a Third-Party Originator whose credit scoring and other underwriting guidelines would produce obligors whose credit characteristics match those of the Company's Dealer-originated obligors as closely as possible. As of the filing of this Annual Report, the Company has approved nine Third-Party Originators as repeat participants in the Portfolio Acquisition Program.

     Management values each Loan in a portfolio based on a proprietary pricing matrix, which determines whether the Company is willing to pay an amount representing, for example, a 1.0% or 4.0% discount to the value of the Loans. While the Company normally acquires portfolios at some discount, in some instances, because of the high quality of the portfolio, it will pay par for a portfolio. Management does not generally pay the Third-Party Originator a premium for a portfolio, although after costs such as brokerage fees, the Company's total acquisition cost may slightly exceed the face value of the purchased Loans. The Company's expenses necessary to generate Portfolio Acquisition Program

Loans, however, have been generally lower than those incurred to generate Loans through Direct Dealers Originations or Strategic Alliances.

   Contract Servicing and Administration; Collection Policy

     Since its inception, the Company has contracted with an outside servicer to perform all of the servicing functions relating to its Servicing Portfolio, including collection, customer service and management information systems ("MIS") functions. In July 1997, the Company began a staged transition of the daily management of its Servicing Portfolio from the outside servicer to its in-house servicing and collection division in Jacksonville, Florida. The Company is now performing all collection functions with respect to its Servicing Portfolio and expects to begin performing customer service and MIS functions in the second quarter of 1998. The Company's outside servicer is assisting in this transition. The Company believes the potential benefits from developing an in-house servicing and collection capability include: (i) improved portfolio performance through self-management of all aspects of its operations; and (ii) enhanced access to portfolio data, resulting in improved management reporting. Although there can be no assurances, management believes that portfolio performance will continue to improve as the Company completes its transition to in-house servicing and collections.

   Management Information Systems

     The Company currently uses computer systems and software provided by an outside servicer to automate Loan originations and servicing but expects to transition to its own computer system in the second quarter of 1998. The Company is in the process of installing in its Boca Raton, Florida and Jacksonville, Florida facilities the Consumer Loan Asset Backed Security System ("CLASS") for the underwriting and servicing of its Servicing Portfolio. CLASS is a fully-integrated finance company software platform composed of separate modules integrating loan origination, loan servicing, operational accounting and loan securitization functions. The Company's advanced computer systems will provide the Company with the ability to track all Loan details and identify trends among customers. This information will provide dynamic credit analysis capabilities, thereby refining the credit underwriting process and reducing the chance that Loans will be purchased from unacceptably higher risk customers. The Company believes that the CLASS software platform is year 2000 compliant.

Servicing Portfolio Profile

   Loan Statistical Profile

     The table below sets forth an analysis of Loans purchased by the Company from inception through the dates specified. The Company has increased the number of Loans in its portfolio since its inception while maintaining a consistent profile of key Loan parameters.


                                                                 As of
           --------------------------------------------------------------------------------------------------------------------
           Dec.31,   Mar.31,  Jun.30,  Sep.30,  Dec.31,  Mar.31,  Jun.30,  Sep.30,  Dec.31,  Mar.31,  Jun.30,  Sep.30,  Dec.31,
            1994      1995     1995     1995     1995     1996     1996     1996     1996     1997     1997     1997     1997

Cumulative
 number of
 Loans
 purchased     300    1,095   2,015     3,018     3,886    5,071   6,557     8,423    10,675    13,553   17,382  21,589   26,078

Cumulative
 average Loan
 amount
 funded    $11,986  $11,626 $11,578   $12,025   $12,121  $12,023 $11,942   $11,913   $11,999   $12,026  $11,826 $11,842  $11,925

Weighted
 average initial
 annual
 percentage
 rate         17.83%  18.38%  18.43%    18.35%    18.31%   18.41%  18.50%    18.63%    18.67%    18.80%   18.97%  19.04%   19.01%

Weighted
 average initial
 term
 (months)     54.6    52.1    51.9      52.3      52.5     52.0    53.6      53.7      51.7      53.6     53.3    53.3     53.4

Cumulative
 average initial
 yield        21.17%  21.73%  21.78%    21.56%    21.45%   21.50%  21.68%    21.75%    21.80%    21.51%   21.25%  21.06%   20.87%



   New vs. Used Automobile Loans

     The Company prefers to finance used automobiles because of the significant depreciation on new automobiles relative to used automobiles, which has a disproportionately negative impact on recoveries if a new automobile is repossessed, and the fact that the Company is permitted to charge higher interest rates under certain state laws on the purchase of used automobile
Loans. The following table illustrates the composition of the new and used automobile collateral represented in the Servicing Portfolio:

                                   (As of December 31, 1997)
                      --------------------------------------------
                                                        Percentage
                                   Percentage            of Total
                                    of Total    Number    Number
                      Principal    Principal      of        of
                       Balance      Balance     Loans      Loan
                                     (in thousands)

       New..........  $ 61,209       26.98%      4,381     20.98%
       Used.........   165,637       73.02%     16,505     79.02%
                      --------     -------     -------     -----
           Total....  $226,846      100.00%     20,886    100.00%
                      ========     =======     =======    ======

     Geographic Distribution of Loans

     As of December 31, 1997, the Company purchased Loans from Dealers in 29 states and the aggregated Loan balance of the three states having the largest concentrations of business of the Company totaled 51% of the Servicing Portfolio compared to 65% of the Servicing Portfolio as of December 31, 1996. The Company intends to continue to increase its volume of business in the states in which it currently operates and to expand into additional states.

     The list below indicates the geographic distribution of Loans outstanding as of December 31, 1997 based upon the location of the Dealer originating the
Loan:

                                      Principal    Percentage of     Number of
                                       Balance   Principal Balance  Active Loans
       Georgia......................  $  58,205         25.66%         5,217
       North Carolina...............     37,682         16.61          3,182
       Florida......................     20,597          9.08          2,108
       Texas........................     16,563          7.30          1,296
       South Carolina...............     16,442          7.25          1,533
       Virginia.....................     11,541          5.09          1,005
       California...................      9,303          4.10            961
       Tennessee....................      6,458          2.85            507
       Pennsylvania.................      5,562          2.45            761
       Maryland.....................      4,715          2.08            403
       New Jersey...................      3,803          1.68            279
       New York.....................      3,196          1.41            240
       All other states (1).........     32,779         14.44          3,394
                                       --------        ------         ------
          Total.....................   $226,846        100.00%        20,886
                                       ========        ======         ======
------------------------

(1) No state other than those listed represents more than 1% of the Servicing Portfolio.


Securitization Program

     The Company currently funds its purchases of Loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its Loans through their daily sale (the "Revolving
Securitization") to a bankruptcy-remote master trust (the "Master Trust") financed by a revolving credit facility with First Union (the "Master
Securitization Credit Facility"), followed by (ii) the transfer of such warehoused Loans from time to time by the Master Trust to a discrete trust ("Permanent Securitizations"), thereby creating additional availability of capital from the Master Trust.

     Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master
Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses, which provides additional credit enhancement for the holders of the Class B Certificates, and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates in connection with its role as lender under the Master Securitization Credit Facility. See Note 13, Related Party Transactions, for a discussion of relationships with First Union. Collectively, the restricted cash account and the Class C Certificate portion of Loan principal that collateralize the Master Trust are components of the Company's cash spread accounts ("Cash Spread Accounts"), over-collateralization accounts ("Over-Collateralization Accounts") and excess spread receivables ("Excess Spread Receivables" or "ESRs") reflected cumulatively on the balance sheet as Retained Interest in Securitizations.

     Since the Company's inception through March 31, 1998, the Master Trust has transferred an aggregate of $277.4 million of its receivables through Permanent Securitizations effected pursuant to one private placement and three public offerings of asset-backed securities. Payment of principal of, and interest on, $252.4 million of the securities issued in such transactions is insured by payment guarantees issued by Financial Security Assurance Inc. ("FSA"), and such securities are rated AAA and Aaa by Standard and Poor's Rating Group ("S&P") and Moody's Investors Service

("Moody's"), respectively. The proceeds of each Permanent Securitization transaction were applied by the Master Trust to repayment of the outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company's securitization program requires additional Permanent Securitizations (or other forms of refinancing) to be consummated in the future in order to refinance periodically amounts outstanding under such Class B Certificates.

     The Company has acted as master servicer for the Loans sold to each of the trusts. As master servicer the Company is eligible to receive monthly fees at base rates of 2.0% per annum from the Permanent Securitization trusts and 4.0% per annum from the Master Trust, plus certain late fees and prepayment charges received on the securitized Loans. All collection functions with respect to the Loans included in the Master Trust and the Permanent Securitization trusts are performed by the Company.

     The Company relies in large part on cash flow from the Master Trust to support its operations. Since the Master Trust's interest rates under the Revolving Securitization are floating and the interest rates charged on the Loans (which are generally at or near the maximum rates permitted by applicable state laws) are fixed, increases in the interest rates incurred with respect to the Class B Certificates could have a material adverse effect both on cash flows from the Master Trust and on the Company's net income, thereby adversely affecting the Company's financial condition and results of operations. In order to mitigate the negative impact of rising interest rates, the Master Trust has entered into interest rate swap agreements, which have the effect of fixing the rates charged on a portion of the Master Trust's indebtedness. Although these agreements provide the Master Trust (and therefore the Company) some protection against rising interest rates, these agreements also reduce the benefits to the Master Trust (and therefore to the Company) when interest rates decline below the rates set forth in such agreements. In addition, upon refinancing of Loans through Permanent Securitizations, the interest spread with respect to such refinanced Loans may be fixed.

                  Flow Chart of Two-Step Securitization Program

    The diagram below (which omits certain intermediate steps) generally illustrates the Company's securitization of a Loan:

                                [GRAPHIC OMITTED]

Competition

     The Non-Prime Consumer credit market is highly fragmented, consisting of a few national and many regional and local competitors. Existing and potential competitors include well-established financial institutions, such as commercial banks, credit unions, savings and loan associations, small loan companies, leasing companies and captive finance companies owned by automobile manufacturers and others. Many of these financial institutions do not consistently solicit business in the Non-Prime Consumer credit market. The Company believes that captive finance companies generally focus on new car financing and direct their marketing efforts to the Non-Prime Consumer market only when inventory control and/or production scheduling requirements of their parent organization dictate a need to enhance sales volumes, and then exit the market once such sales volumes are satisfied; recently, however, both Ford Motor Credit Company and General Motors Acceptance Corporation have established Non-Prime Consumer finance companies. The Company also believes that regulatory oversight and capital requirements imposed by governmental agencies have limited the activities of many banks and savings and loan associations in the Non-Prime Consumer credit market. As a result, the Non-Prime Consumer credit market is primarily serviced by smaller finance companies that solicit business when and as  their  capital  resources  permit.  Due to the  lack  of  major,  consistent financing sources and the absence of significant barriers to entry, many companies have entered this market in recent years, including well-capitalized public companies. Recent entrants include General Electric Capital Corporation, whose indirect finance program consists of relationships with several small, regional independent Non-Prime Consumer automobile finance companies. In addition, Mellon Bank Corporation, KeyCorp, Southern National Corp. and
Household International Inc. have all recently devoted resources to the Non-Prime Consumer market. In addition, there have been several independent finance companies that have also recently entered the market.

     The Company believes that no one competitor or group of competitors has a dominant presence in the Non-Prime Consumer market segment of "B-," "C+" and "C" credit consumers. The Company's strategy is designed to capitalize on the lack of a major national financing source in this market niche.

Regulation

     The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. As of December 31, 1997, the Company had contractual relationships with Dealers located in 29 states and, accordingly, the laws and regulations of such states govern the Company's operations. Most states in which the Company purchases Loans (i) limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the Loans that the Company purchases and (ii) define the Company's right to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its finance operations in 19 of the 29 states in which the Company has contractual relationships with Dealers and Third-Party Originators. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

     Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in automobile financing. Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z and the Soldiers' and Sailors' Civil Relief Act.

     In addition, the Federal Trade Commission ("FTC") has adopted a limitation on the holder-in-due-course rule which may have the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses that the purchaser could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's Rule on Sale of Used Vehicles requires that all sellers of used automobiles prepare, complete and display a Buyer's Guide that explains the warranty coverage for such automobiles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

     Certain states in which the Company operates have adopted automobile retail installment sale acts or variations thereof. Certain states have adopted the Uniform Consumer Credit Code, subject to certain variations. This law and similar laws in the other states in which the Company purchases Loans regulate, among other things, the interest rate, fees and other charges and terms and conditions of such Loans. These laws also impose restrictions on consumer transactions and require disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply. In addition, certain states impose plain-language restrictions on the textual provisions of automobile retail installment sales contracts in the context of consumer credit transactions. Furthermore, certain states or municipalities require that a creditor provide a purchaser of an automobile with a foreign-language translation of the entire motor vehicle retail installment sale contract if the contract was negotiated in a language other than English. The plain-language and foreign-language laws impose specific liabilities on creditors who fail to so comply.

     The laws of certain states grant to the purchasers of automobiles certain rights of rescission under so-called "lemon laws." Under such statutes, purchasers of automobiles may be able to seek recoveries from, or assert defenses against, the Company.

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

     The proceeds from the resale of financed automobiles generally will be applied first to the expenses of repossession and resale and then to the satisfaction of the Loan. A deficiency judgment can be sought in most states subject to satisfaction of statutory procedural requirements by the secured party and certain limitations as to the initial sale price of the automobiles. Certain state laws require the secured party to remit the surplus to any holder of a lien with respect to the automobiles or, if no such lienholder exists, the UCC requires the secured party to remit the surplus to the former owner of the financed automobiles.

     In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including federal bankruptcy laws and related state laws, may interfere with or affect the ability of the Company to recover collateral or enforce a deficiency judgment.

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

Banking Regulation

     As part of the First Union Alliance, an affiliate of First Union (the "First Union Partner") has acquired an indirect equity stake in the Company through the Company's principal stockholder, National Auto Finance Company, L.P. To facilitate the First Union Partner's compliance with applicable banking laws, regulations and orders (collectively, the "Banking Laws"), the Company has agreed that it will engage solely in activities that are permissible for national banks as determined by Banking Laws in effect from time to time. For example, the Company is subject to the supervision and examination of the Office of the Comptroller of the Currency (the "OCC"), one of the principal regulatory bodies having jurisdiction over First Union and the First Union Partner. The OCC has reviewed the First Union Strategic Alliance and the terms thereof, and the OCC's written approval was required in order for the First Union Strategic Alliance to be consummated. If the First Union Partner determines that any proposed activities of the Company are impermissible for national banks, such affiliate has the right to prevent the Company from engaging in such activities.

Management does not believe, however, that the Banking Laws will impact significantly the manner in which the Company intends to conduct or expand its business or product and service offerings although there can be no assurance that the banking laws will not have such an effect.

Employees

     At December 31, 1997, the Company had 164 full- and part-time employees in the following areas: executive/administration (13), sales (24), finance (12), operations (38), MIS (7) and servicing (70), none of whom was represented by a union.

Item 2.  Properties.

     The Company's principal executive offices, where its centralized underwriting function is conducted, are located at 621 N.W. 53rd Street, Boca Raton, Florida 33487. The Company currently leases approximately 18,000 square feet of office space at that location. The Company's servicing operations are located at 10302 Deerwood Park Boulevard, Jacksonville, Florida 32257, where the Company currently leases approximately 44,000 square feet of office space at that location. The Company believes its properties are adequate for its currently anticipated future growth.

Item 3.  Legal Proceedings.

     The Company may be involved from time to time in routine litigation incidental to its business. The Company believes that it is not, however, a party to any pending litigation that is likely to have a material adverse effect on its financial condition or results of operations.

Item 4.  Submission of Matter to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information.

     In connection with the initial public offering (the "Initial Public Offering") of the Company's common stock, par value $.01 per share (the "Common Stock"), in January 1997, the Common Stock was accepted for quotation in the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ-NMS"). The Common Stock is quoted in NASDAQ-NMS under the symbol "NAFI."

    Set forth below is the range of high and low bid quotations reported in NASDAQ-NMS for the period from January 30, 1997 (the date on which trading commenced) through and including December 31, 1997:

                     Common Stock Market Prices
          --------------------------------------------------
          1st Q*         2nd Q          3rd Q          4th Q
          -----          -----          -----          -----
  High   $9.875         $7.625          $7.50          $7.50
  Low    $7.00          $5.50           $6.125         $2.375

 *January 30 - March 31, 1997

(b)  Holders.

     As of April 10, 1998, there were approximately 25 registered holders of the Common Stock.

(c)  Dividends.

     The Company has never paid cash dividends and has no present intention of paying cash dividends on the Common Stock. Pursuant to the Revolving Credit Agreement dated as of September 29, 1997, between the Company, BankBoston, N.A. and the other financial institutions parties thereto, as amended, (the "BankBoston Agreement"), the Company is not permitted to pay dividends to the holders of its Common Stock. Similarly, pursuant to the Securities Purchase Agreement dated December 22, 1997, by and among the Company, The 1818 Mezzanine Fund, L.P, P.C. Investment Company, Progressive Investment Company, Inc. and Manufacturers Life Insurance Company (U.S.A.), as amended (the "December 1997 Securities Purchase Agreement"), and the Securities Purchase Agreement dated March 22, 1998, by and between the Company and The Structured Finance High Yield Fund L.L.C. (the "March 1998 Securities Purchase Agreement" and collectively, with the December 1997 Securities Purchase Agreement, the "Securities Purchase Agreements"), the Company's ability to pay dividends in excess of $250,000 to holders of the Company's Common Stock in any twelve-month period is restricted.

(d)  Recent sales of unregistered securities.

     Pursuant to the Securities Purchase Agreements, the Company issued and sold $40 million aggregate principal amount of Senior Subordinated Notes and related warrants exercisable for 1,038,924 shares of Common Stock in December 1997 and $20 million aggregate principal amount of Senior Subordinated Notes and related warrants exercisable for 593,761 shares of Common Stock in March 1998. In each case the warrants were sold as a unit with the Senior Subordinated Notes for the aggregate principal amount of the Senior Subordinated Notes. Each warrant is exercisable for one share of Common Stock at an exercise price of $.01 per share. In addition, pursuant to the December 1997 Securities Purchase Agreement, the Company sold 1,904,762 shares of Common Stock at a purchase price of $5.25 per share. None of the sales of securities involved a public offering and each was effected pursuant to Section 4(2) of the Securities Act of 1933. Each of the purchasers of the foregoing securities was either an investment fund, an insurance company or an affiliate of an insurance company. In addition, in October 1997, the Company issued 100,000 shares of Common Stock to FSA Portfolio Management Inc. ("FSA Portfolio") pursuant to an Investment Agreement between the Company and FSA Portfolio for certain non-cash consideration specified in the agreement. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

     The income statement data for the years ended December 31, 1994, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1994, 1995, 1996 and 1997 are derived from, and are qualified by reference to, the audited financial statements of the Company (and from inception through January 29, 1997, its predecessor). The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statement and notes thereto included elsewhere in this filing.


                (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

                                                            Year Ended December 31,
                                                           1997            1996             1995             1994
                                                            (dollars in thousands except per share data)
INCOME STATEMENT DATA:
Securitization related income (loss)                  $      (323)     $    13,564        $     7,367(1)  $        --
Servicing income                                            3,437              866                219              --
Interest income                                               817              258                 11              32
Other income                                                  214              103                214(3)           95
                                                      -----------      -----------        -------------    -----------
Total revenue                                               4,145           14,791              7,811             127
                                                      -----------      -----------        -------------    -----------
External servicing expenses                                 3,355            1,291                371               6
Internal servicing expenses                                 2,589               --                 --              --
Interest expense                                            1,638            1,204                498              78
Salaries and employee benefits                              6,346            3,634              1,666             223
Direct loan acquisition expenses                            3,591            1,924                562(2)            22
Depreciation and amortization                                 743              492                183               7
Other operating expenses                                    3,602            1,755(2)           1,250(2)           266(3)
                                                      -----------      -----------        -------------    -----------
Total expenses                                             21,864           10,300              4,530              602
                                                      -----------      -----------        -------------    -----------
Income (loss) before income taxes and
  extraordinary item                                      (17,719)           4,491              3,281             (475)
Income taxes                                                   --               --                 --              --
                                                      -----------      -----------        -------------    -----------
Income (loss) before extraordinary item                   (17,719)           4,491              3,281             (475)
Extraordinary loss (4)                                       (720)              --                 --              --
                                                      -----------      -----------        -------------    -----------
Net income before preferred stock dividends               (18,439)           4,491              3,281             (475)
Preferred stock dividends                                    (148)              --                 --              --
                                                      -----------      -----------        -------------    -----------
Net income (loss) available for common
    stockholders                                      $   (18,587)     $     4,491        $     3,281     $       (475)
                                                      ===========      ===========        ===========      ===========
PER SHARE DATA:
Loss per common share before extraordinary item -     $     (2.52)
basic
Extraordinary item                                          (0.10)
                                                      -----------
Loss per common share - basic                         $     (2.62)
                                                      ===========

Loss per common share before extraordinary item -     $     (2.52)
diluted
Extraordinary item                                          (0.10)
                                                      -----------
Loss per common share - diluted                       $     (2.62)
                                                      ===========

Weighted average shares outstanding - Basic             7,087,000
Weighted average shares outstanding - Diluted           7,087,000
PROFORMA SHARE DATA (UNAUDITED):
Income (loss) before income taxes                     $        --      $     4,491        $     3,281     $       (475)
Income taxes                                                   --            1,689              1,066              --
                                                      -----------      -----------        -------------    -----------
Pro Forma net income                                  $        --      $     2,802        $     2,215     $       (475)
                                                      ===========      ===========        ===========      ===========
PRO FORMA NET INCOME PER SHARE:
Basic                                                 $        --             0.66               0.52 (5)        (0.11)
Diluted                                               $        --             0.66               0.52 (5)        (0.11)
PRO FORMA WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (6)
Basic                                                          --            4,230              4,230            4,230
Diluted                                                        --            4,230              4,230            4,230


                                                            Year Ended December 31,
                                                 --------------------------------------------------
                                                   1997          1996          1995          1994
                                                 --------      --------      --------      --------
                                                              (dollars in thousands)
BALANCE SHEET DATA:
Cash                                             $ 26,647      $  5,066      $    824      $  1,590
Retained interest in securitizations               31,569        23,404        10,313            25
Total assets                                       64,875        31,201        12,003         5,800
Senior subordinated debt                           34,546        12,000            --            --
Junior subordinated debt                            1,940         7,122         7,457         5,324
Total long-term debt                               36,486        19,122         7,457         5,324
Total liabilities                                  41,581        21,650         8,556         5,775
Mandatorily redeemable preferred stock              2,336            --            --            --
Partners' preferred equity                             --         2,295           482            48
Partners' equity                                       --         7,256         2,965           (23)
Stockholders' equity                             $ 20,958      $     --      $     --      $     --

OTHER DATA:
Number of Loans purchased during period            15,403         6,789         3,586           300
Principal balance of Loans purchased
  during period                                  $187,383      $ 84,981      $ 45,972      $  3,820
Cumulative number of Loans purchased               26,078        10,675         3,886           300
Cumulative principal balance of Loans
  purchased                                      $322,156      $134,773      $ 49,792      $  3,820
Number of outstanding Loans at end of
  period                                           20,886         9,063         3,586           300
Principal balance of the Servicing Portfolio
  at end of period                               $226,846      $102,852      $ 43,145      $  3,800
Delinquencies as a percentage of the
  Servicing Portfolio (7)                            9.75%         7.95%         5.45%         0.00%
Repossession inventory as a percentage
  of the Servicing Portfolio (8)                     2.18%         2.20%         1.28%         0.00%
Net charge-offs during the period
  as a percentage of the
  average Servicing Portfolio (9)                    6.34%         4.17%         2.76%         0.00%

-------------------

(1) Includes $639,000 of gains on sales of Loans purchased between October 12, 1994 and January 16, 1995 and sold to the Master Trust on January 16, 1995.
(2) Expenses relating to originating a Loan such as Dealer incentive payments, travel and entertainment costs for the Dealer Relation Managers, advertising and printing costs for Loan documents and Dealer manuals have been reclassified as direct loan acquisition expenses from other operating expenses to conform with current year presentation.
(3) Other income in 1995 and other expenses in 1994 include a $182,000 loan loss provision, representing 5.0% of the $3.6 million of Loans funded during the three months ended December 31, 1994. The reserve was reversed when the Loans were sold to the Master Trust on January 15, 1995. Subsequently, all reserves are accounted for by the Master Trust as Loans are sold to the trust on a daily basis.
(4) Extraordinary item due to early extinguishment of $12,000,000 aggregate principal amount of senior subordinated notes (the "Morgan Notes") held by certain trusts and accounts managed by Morgan Guaranty and Trust Company of New York in December 1997.
(5) Includes approximately $0.15 per share attributable to gain on sales of Loans purchased between October 12, 1994 and January 16, 1995, sold to the Master Trust on January 16, 1995.
(6) Shares outstanding are pro forma for all periods other than the year ended December 31, 1997. The number of shares utilized represents the number of shares granted to the Company's predecessor, National Auto Finance Company L.P. in conjunction with the Reorganization (as defined herein) and Initial Public Offering on January 29, 1997.
(7) Represents the principal amount of Loans more than 30 days past due as a percentage of the principal balance of the Servicing Portfolio at end of period.
(8) Represents the outstanding principal balance of Loans in respect of financed automobiles that were repossessed by the Company and were held as inventory at end of period as a percentage of the Servicing Portfolio at end of period.
(9) Net charge-offs include the remaining principal balance of Loans written off, after the application of the net proceeds from the liquidation of the repossessed automobiles.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following management's discussion and analysis should be read in conjunction with the preceding "Selected Financial Data" and the Company's Consolidated Financial Statements and the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included under Item 8 of this Annual Report on Form 10-K.

Overall

     The Company is a consumer finance company engaged in the business of purchasing, financing, securitizing and servicing non-prime automobile Loans.

     The Company currently finances its purchases of Loans primarily through a two-step asset securitization program that involves (i) the securitized warehousing of substantially all of its Loans through their daily sale to the Master Trust pursuant to the Revolving Securitization followed by (ii) the transfer of such warehoused Loans from time to time through Permanent Securitizations. In connection with the securitization of the Loans sold by the Company, the Company is required to establish and maintain certain credit enhancements to support the timely payment of interest and principal on the bonds and notes issued to investors by the securitization trusts, which credit enhancements include, among other things, funding and maintaining spread accounts, which are monies held on deposit ("Cash Spread Accounts"), and maintaining a residual interest in the pools of receivables held by such securitization trusts ("Over-Collateralization Accounts"). The following discussion summarizes the effect of the Company's securitization activities on its revenues, expenses and cash flows.

     Revenues. In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Since then, the Company has undertaken a continuing process of refining the assumptions and methodologies used to measure the fair value of its Retained Interest in Securitizations based upon the historical performance of its Loan portfolio. Most recently, this process of refinement has resulted in changes to certain assumptions and methodologies previously employed in each of the first three quarters of fiscal 1997. Specifically, the Company has increased the cumulative net loss estimate from 7.0% in fiscal 1996 to 12.88% in fiscal 1997 and increased the discount rate applied to present value the Company's Retained Interest in Securitizations from 11% in fiscal 1996 to 14% in fiscal 1997. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the Loans, lower expected recovery rates on the underlying collateral and changes in prepayment speeds, compared to the rates of such items estimated in earlier periods. The increase in discount rate results from an increase in the perceived market rate of return commensurate with the risk inherent in the cash flow projected to be derived from such assets. These changes in assumptions and methodologies are a significant factor in the loss incurred by the Company for the year ended December 31, 1997. See "--Results of Operations."

     The Company anticipates that these refinements and changes in methodologies will also require a restatement of the results of operations of each of the first, second and third quarters of 1997 to allocate the effects of the adjustment derived therefrom appropriately throughout such quarters.

     The Company receives monthly payments from the securitization trusts in cash as a fee paid for the Company's servicing of the Loans. Servicing income is recognized when earned and typically offsets the direct expenses the Company incurs in connection with the servicing of the Servicing Portfolio. Finally, the Company also earns interest income on its cash investments (including the Cash Spread Accounts) and from Loans it temporarily holds for sale pending their securitization. Unlike many of its competitors, the Company earns only a nominal amount of interest on Loans held for sale because the Company securitizes substantially all of its Loans on a daily basis and, therefore, generally recognizes a higher level of gain on sales of Loans than such competitors.

     Distributions of Cash from Securitizations. When the Company securitizes Loans, it is required to establish and maintain credit enhancements on a trust-specific basis to support the timely payment of interest and principal on the notes issued to investors by such securitization trusts, which credit enhancements include, among other things, funding and maintaining the Cash
Spread Accounts and maintaining the Over-Collateralization Accounts. The Cash Spread Accounts are funded through initial cash deposits by the Company, plus a portion of the excess cash flows from the Loans (that is, the difference between cash received by the relevant trust and its interest and principal payments on the asset-backed securities and trust expenses). Once the funds in the Cash Spread Accounts meet specified levels (which may be increased if the performance of the relevant Loan pool deteriorates), any subsequent excess cash flows thereafter will be released to the Company on a monthly basis. Any remaining cash in the Cash Spread Accounts after the asset-backed securities have been paid in full also will be released to the Company. The amount of excess cash available for distribution to the Company will be affected by the Servicing Portfolio's actual loss and prepayment experience. See Note 3 to the Financial Statements - Retained Interest in Securitizations.

     The table below sets forth certain information relating to the Company's Loan purchasing activities:

                                              Year Ended December 31,
                                        ---------------------------------
                                          1997         1996         1995
                                        --------     --------     -------
                                               (dollars in thousands)

Number of Loans purchased..............   15,403        6,789       3,586
Principal balance of Loans purchased... $187,383      $84,981     $45,972
Principal amount of Loans funded(1)....  182,900       80,956      43,505
Securitization related income (loss)...     (323)      13,564       7,367(2)
Servicing income.......................    3,437          866         219

------------------------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less the Dealer Discount.
(2) Includes $639,000 of gain on sales of Loans acquired between October 12, 1994 and January 16, 1995 and sold to the Master Trust on January 16, 1995.

Results of Operations

     The Company reported a net loss available to common shareholders of $18.6 million for the year ended December 31, 1997, compared to $2.8 million and $2.2 million of net income available to common shareholders (including the pro forma impact of income taxes of $1.7 million and $1.1 million, respectively) for the years ended December 31, 1996 and 1995, respectively. The loss in 1997 is primarily the result of: (a) the impact of changes in assumptions relating to the calculation of gain on sale of loans and the valuation of Retained Interest in Securitizations, including an increase in estimated cumulative net losses from 7% in 1996 to 12.88% in 1997 and an increase in the discount rate applied to present value the Company's Retained Interest in Securitizations from 11% in 1996 to 14% in 1997; (b) the present valuing at December 31, 1997, in conjunction with the implementation of SFAS No. 125 on January 1, 1997, of the Company's Spread Accounts, that include the Cash Spread Accounts and Over-Collateralization Accounts and is a component of the Company's Retained Interest in Securitizations; (c) start-up and duplicative expenses in the aggregate amount of $2.6 million in 1997, associated with the Company's transition from an outside servicer to in-house servicing, including the opening of a 44,000-square-foot service center in Jacksonville, Florida; (d) the expensing in 1997 of $720,000 relating to the early extinguishment of certain senior subordinated debt; and (e) the expensing in 1997 of $700,000 relating to the modification of certain terms of payment guarantee agreements with the Company's securitized trusts insurer.

   Securitization Related Income (Loss)

     The Company's Loan purchasing and servicing operations expanded significantly during the year ended December 31, 1997, compared to the years ended December 31, 1996 and 1995. The Company purchased 15,403 Loans, having a principal balance of $187.4 million, during the year ended December 31, 1997, compared to 6,789 Loans, having a principal balance of $85.0 million, for the year ended December 31, 1996 and 3,586 Loans having a principal balance of $46.0 million for the year ended December 31, 1995. These Loan purchases consisted of 10,354 Loans purchased from Dealers ($140.9 million principal balance) and 5,049 Loans purchased from Third-Party Originators ($46.5 million principal balance) during the year ended December 31, 1997. This compares to 6,324 Loans purchased from Dealers ($80.2 million principal balance) and 465 Loans purchased from Third-Party Originators ($4.8 million principal balance) during the year ended December 31, 1996 and 3,586 Loans purchased from Dealers ($46.0 million principal balance) during the year ended December 31, 1995. For the year ended December 31, 1997, the Company recognized a securitization related loss of $323,000. Notwithstanding a 120% increase in dollar volume of Loans purchased during the year ended December 31, 1997, gain on sale of Loans decreased due to a $21.5 million pre-tax adjustment to Retained Interest in Securitizations resulting from the reasons described in "-Overall-Revenues" above.

     The Company's gain on sale model includes an amount equal to an estimate of cumulative net losses to be experienced with respect to the Loans securitized. Significant changes in such cumulative net loss estimate will result in adjustments to the carrying value of Retained Interest in Securitizations. In 1997, the Company experienced significant servicing and collection problems with the Servicing Portfolio, which the Company believes resulted primarily from deficiencies in the servicing and collection performance of its outside servicer. The Company believes that these performance deficiencies are largely responsible for the increase in delinquency and net loss experience of the Servicing Portfolio throughout the year ended December 31, 1997. In response thereto, the Company's estimates for Loan losses were increased to 12.0% as of October 1, 1997, and 12.88% as of December 31, 1997, compared to 7.0% for the year ended December 31, 1996. The Company began assuming collections responsibility for Loans more than 30 days past due in July 1997, and assumed responsibility for collections of the entire Servicing Portfolio on October 1, 1997. Since initiating self-management of collections in July 1997, the outstanding principal balance of Loans that were more than 30 days past due has decreased to 9.7% of the Company's Servicing Portfolio as of December 31, 1997, from 10.1% as of June 30, 1997 and was 8.18% as of February 28, 1998. Although there can be no assurances, management believes that this improvement will continue as the Company completes its transition to in-house servicing and collections later in the second quarter of 1998.

   Servicing Income

     The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized when earned. Servicing income for the years ended December 31, 1997, 1996 and 1995 was $3.4 million, $866,000 and $219,000, respectively. The growth in servicing income was attributable to the increase in the size of the Servicing Portfolio.

   Other Income

     Other income consists of interest income on cash investments (including the Cash Spread Accounts), other income and finance charges earned. The other income for the years ended December 31, 1997, 1996 and 1995 was $1.0 million, $361,000 and $225,000, respectively. The increase in other income in 1997 was primarily attributable to interest earned on the net proceeds of the Company's Initial Public Offering, pending utilization thereof.

   Total Expenses

     The Company reported total expenses for the years ended December 31, 1997, 1996 and 1995 of $21.9 million, $10.3 million and $4.5 million, respectively. These expenses consisted primarily of interest expense on long-term indebtedness including the Company's senior subordinated notes, salaries and employee benefits, direct Loan acquisition expenses and servicing expenses. Total expenses, as a percentage of the average principal balance of the Servicing Portfolio, decreased from 19.2% as of December 31, 1995 to 13.7% as of December 31, 1997.

     External servicing expenses for the years ended December 31, 1997, 1996 and 1995 were $3.3 million, $1.3 million and $371,000, respectively. Servicing costs consisted primarily of a monthly fee to an outside servicer for each active Loan and the cost of vendor's single interest ("VSI") insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the years ended December 31, 1997, 1996 and 1995 were $2.8 million, $1.1 million and $326,000, respectively. The increase in servicing expenses primarily reflected the growth in the Servicing Portfolio. The Company's Servicing Portfolio grew from a $43.1 million Servicing Portfolio, representing 3,586 outstanding loans as of December 31, 1995, to a $102.9 million Servicing Portfolio, representing 9,063 outstanding Loans, as of December 31, 1996, and further to a $226.8 million Servicing Portfolio, representing 20,886 outstanding Loans, as of December 31, 1997. The Company will continue to pay its outside servicer fees during the period of transition to the full servicing and MIS operations, which is expected to be completed later in the second quarter of 1998. Thereafter, servicing expenses will decline but will be partially replaced by internal servicing expenses.

    The Company has assumed responsibility for collecting all of its Loans, and anticipates assuming responsibility for all other servicing of its Loans and MIS operations in the second quarter of 1998. Internal servicing expenses consisted primarily of salaries and other operating expenses totaling $2.6 million for the year ended December 31, 1997. In addition, the Company capitalized approximately $336,000 of costs related to construction of the service center and development of software during the year ended December 31, 1997. The Company commenced operations in its own internal servicing during July 1997 and had hired 74 employees as of December 31, 1997. The internal servicing expenses will continue to grow as the transition to in-house servicing continues.

     Interest expense for the years ended December 31, 1997, 1996 and 1995 was $1.6 million, $1.2 million and $498,000, respectively. The increase in interest expense on debt for each year resulted from the increasing long-term debt balances of the Company.

     Salaries and employee benefits for the years ended December 31, 1997, 1996 and 1995 were approximately $6.3 million, $3.6 million and $1.7 million, respectively. The increase in each of the years resulted from the number of full-time employees, excluding employees involved in internal servicing whose salaries and employee benefits expenses are reported as internal servicing expenses, increasing from 38 as of December 31, 1995, to 67 as of December 31, 1996, and to 90 as of December 31, 1997. The increase in the number of employees resulted from the growth in the number of Loans purchased and serviced by the Company. These expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company.

     Direct Loan acquisition expenses for the years ended December 31, 1997, 1996 and 1995 were $3.6 million, $1.9 million and $562,000, respectively. These expenses consisted primarily of Dealer incentives, fees paid to Strategic Alliance partners, broker fees, credit information fees and telephone expenses. The expenses have increased as a result of the increase in the number of Loans acquired by the Company over these three periods.

     Other operating expenses for the years ended December 31, 1997, 1996 and 1995 were $3.6 million, $1.8 million and $1.2 million, respectively. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses and MIS expenses. The increase in other operating expenses primarily reflects the growth in the number of Loans purchased and serviced by the Company, the hiring of additional personnel and other costs associated with the growth of the Company.

Extraordinary Item

     The Company expensed the remaining balance of deferred financing costs of approximately $720,000 associated with the placement of the Morgan Notes due to the early extinguishment of that debt in December 1997.

Loan Loss and Delinquency Experience

     Loan losses and Loan prepayments are continuously monitored on an overall portfolio and month-of-purchase static pool basis. Pursuant to the requirements of SFAS No. 125, the Company reviews its actual Loan loss experience in conjunction with its quarterly revaluation of the carrying value of Retained Interest in Securitizations. Charge-off policies are based upon an account-by-account review of delinquent Loans by the Company. The Trusts generally charge off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management deems them to be uncollectable.

    The following table summarizes the Company's loan loss experience:

                                                  As of December 31,
                                        ----------------------------------------
                                           1997          1996             1995
                                        ---------      --------         --------
                                                (dollars in thousands)

Average Servicing Portfolio during
   period..............................  $158,737      $769,025         $23,565
Gross charge-offs......................    17,355         6,313           1,447
Liquidation proceeds from
   repossessed assets..................    (7,294)       (3,435)           (797)
                                         --------      --------         -------
Net charge-offs........................  $ 10,061      $  2,878         $   650
                                         ========      ========         =======
Net charge-offs as a percentage of
average Servicing
   Portfolio...........................      6.34%         4.17%           2.76%
                                         ========      ========         =======

     In 1997, the Company experienced significant servicing and collection problems with the Servicing Portfolio, which the Company believes resulted primarily from serious deficiencies in the servicing and collection performance of its outside servicer. The Company believes that these performance deficiencies are largely responsible for the Servicing Portfolio's delinquency ratio increasing from 8.0% at December 31, 1996 to 10.1% at June 30, 1997, which, in turn, caused an event of default in April 1997 under the Company's Insurance and Indemnity Agreement with Financial Security Assurance Inc. ("FSA") with respect to the 1995 Permanent Securitization and the failure to satisfy certain FSA performance tests with respect to the 1995 and 1996 Permanent Securitizations. (See further discussion in "--Liquidity and Capital Resources"). The Company began assuming collections responsibility for Loans more than 30 days past due in July 1997, and assumed responsibility for collections of the entire Servicing Portfolio on October 1, 1997, although it continues to use its outside servicer for customer service and MIS functions. The Company expects to begin customer service and MIS operations later in the second quarter of 1998. During the transition period when its outside servicer continues to provide customer service and MIS services for the Servicing Portfolio, the Company will experience increased costs and will not have complete self-management of the quality and timeliness of servicing efforts.

     Prior to July 1997, the Company had not serviced or collected Loans and therefore continues to be subject to the inherent risks associated with initiating new operations, such as unforeseen operational, financial and management problems. There can be no assurance that the Company will be able to service and collect the Servicing Portfolio on a cost effective and timely basis or that future delinquency and loss ratios will not increase.

     The gain on sales of Loans the Company recognizes from the sale of Loans to the Master Trust, and the cash flow from its securitizations are substantially dependent on the Servicing Portfolio's delinquency and loss performance. Increase in delinquencies and losses may result in: (i) increased capital and/or credit enhancement requirements for securitizations; (ii) reductions in cash flow to the Company; and (iii) additional violations of Permanent Securitization performance tests. Consequently, the Company's failure to effectively service and collect the Servicing Portfolio could have a material adverse effect on the Company's financial condition, results of operations and cash flows. See Note 3 to the Financial Statements - Retained Interest in Securitizations.

     Since October 1994, the Company has maintained, at its own expense, supplemental VSI insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) in instances where neither the automobile nor the borrower can be found.

     The Company considers a Loan to be delinquent if the borrower fails to make any payment substantially in full on or before the due date as specified by the terms of the Loan. The Company typically initiates contact with borrowers whose payments are not received by the fifth day following the due date. The following table summarizes the delinquency and repossession experience with respect to the Servicing Portfolio:

                                                 As of December 31,
                                        ----------------------------------------
                                          1997             1996           1995
                                        --------         --------       --------
                                                  (dollars in thousands)
Period of delinquency
  31 to 60 days ........................ $14,316           $6,104        $2,148
  61 to 90 days ........................   3,458            1,596           157
  91 days or more ......................   4,343              487            46
                                         -------           ------        ------
Total delinquencies .................... $22,117           $8,187        $2,351
                                         =======           ======        ======
Total delinquencies as a percentage
  of the Servicing Portfolio ...........    9.75%            7.95%         5.45%
Principal balance of Loans related to
  repossession inventory................ $ 4,935           $2,266        $  553
Repossession inventory as a percentage
  of the Servicing Portfolio............    2.18%            2.20%         1.28%

     Management believes that the payment practices of Non-Prime Consumers are partially a function of seasonality. Because Non-Prime Consumers typically have low disposable incomes, they frequently tend to fall behind in payments on their Loans during the early winter months, when the holiday season generates demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs. As a result, absent unforeseen circumstances, management expects delinquencies to be highest in the first calendar quarter and the fourth calendar quarter of each year. Generally, there is a 60 to 120-day lag between initial delinquency and charge-off.

     The Company monitors historical loss experience on an overall portfolio basis and on a static pool basis. Loans acquired and sold to the Master Trust in each calendar month are segregated into individual static pools. The Company considers a pool of Loans to be "seasoned" when it has been aged for an average of 18 to 24 months. Actual pool losses are compared to the estimates for net losses, and adjustments to the carrying value of Retained Interest in Securitizations for the effect of any additional losses will be reflected in the current period earnings.

     The following tables summarize the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending September 30, 1997, and include net loss data through December 31, 1997 for Loans for which collateral has been liquidated:

                            PERIOD OF ORIGINATION

               Cumulative Net Losses as Percentage of Original
                Principal Balance of Loans Sold During Period

  Months
   From           4Q        1Q      2Q      3Q      4Q       1Q      2Q      3Q      4Q      1Q      2Q      3Q
Origination      1994      1995    1995    1995    1995     1996    1996    1996    1996    1997    1997    1997
                 ----      ----    ----    ----    ----     ----    ----    ----    ----    ----    ----    ----
     1             0.00%    0.00%   0.00%   0.00%   0.00%    0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%
     2             0.00%    0.00%   0.00%   0.00%   0.00%    0.00%   0.00%   0.00%   0.00%   0.00%   0.00%   0.00%
     3             0.00%    0.00%   0.00%   0.00%   0.05%    0.00%   0.00%   0.04%   0.00%   0.00%   0.00%   0.02%
     4             0.00%    0.00%   0.00%   0.03%   0.17%    0.00%   0.00%   0.04%   0.01%   0.02%   0.17%   0.02%
     5             0.00%    0.07%   0.00%   0.19%   0.21%    0.10%   0.10%   0.16%   0.00%   0.06%   0.43%   0.07%
     6             0.05%    0.14%   0.27%   0.43%   0.70%    0.39%   0.31%   0.45%   0.25%   0.23%   0.93%   0.22%
     7             0.05%    0.24%   0.67%   0.88%   0.96%    0.60%   0.63%   0.79%   0.61%   0.58%   1.40%
     8             0.31%    0.86%   1.42%   1.24%   1.05%    0.80%   1.14%   1.06%   1.21%   1.19%   1.89%
     9             0.47%    1.34%   1.98%   2.18%   1.57%    1.38%   1.73%   1.92%   1.89%   1.90%   2.58%
    10             0.51%    1.70%   2.40%   2.35%   2.28%    1.81%   2.70%   2.59%   2.55%   2.34%
    11             1.08%    1.73%   2.62%   2.71%   2.40%    2.00%   3.29%   3.36%   3.40%   2.84%
    12             1.36%    2.52%   3.14%   3.11%   3.08%    2.43%   4.34%   3.65%   3.69%   3.45%
    13             1.75%    3.04%   3.37%   3.60%   3.48%    3.35%   5.19%   4.47%   4.02%
    14             1.72%    3.39%   3.71%   3.58%   3.69%    3.60%   5.58%   5.04%   4.53%
    15             3.12%    3.90%   3.99%   4.13%   4.24%    4.42%   6.00%   5.38%   5.12%
    16             3.21%    4.20%   4.27%   4.60%   4.58%    4.71%   6.50%   5.95%
    17             3.80%    4.52%   4.49%   4.98%   5.36%    5.38%   6.89%   6.37%
    18             4.45%    4.70%   5.01%   5.14%   5.52%    5.80%   7.19%   6.84%
    19             4.55%    4.94%   5.35%   5.49%   6.09%    6.68%   7.52%
    20             4.91%    5.18%   5.75%   5.96%   6.43%    6.95%   7.85%
    21             4.91%    5.77%   6.13%   6.46%   6.65%    7.16%   8.25%
    22             5.05%    5.75%   6.84%   6.76%   7.10%    7.60%
    23             5.05%    6.24%   7.44%   7.02%   7.51%    8.09%
    24             5.79%    6.34%   7.75%   7.10%   8.06%    8.24%
    25             5.78%    7.01%   8.28%   7.78%   8.34%
    26             6.20%    7.30%   8.52%   8.37%   8.62%
    27             6.80%    7.65%   8.66%   8.63%   8.82%
    28             7.15%    8.00%   9.08%   8.71%
    29             7.49%    9.02%   9.31%   8.86%
    30             8.06%    9.15%   9.36%   8.92%
    31             8.23%    9.73%   9.57%
    32             9.07%    9.90%   9.60%
    33             9.07%   10.08%   9.89%
    34             9.61%   10.07%
    35             9.89%   10.28%
    36            10.38%   10.59%
    37            11.44%
    38            11.48%
    39            11.81%

Liquidity and Capital Resources

   General

     Since inception, the Company has funded its operations and the growth of its Loan purchasing activities primarily through six sources of capital: (i) cash flows from operating activities; (ii) proceeds from securitization transactions; (iii) cash flows from servicing fees; (iv) proceeds from the issuance of indebtedness; (v) capital contributions of certain affiliates of the Company; and (vi) proceeds from the Company's Initial Public Offering and subsequent private issuances of Common Stock.

     The Company's primary uses of cash are to fund: (i) Spread Accounts; (ii) securitizations; (iii) Loan purchases; (iv) debt service; (v) issuance costs of asset securitizations; and (vi) operating expenses.

     Net cash used in operating activities increased by $18.3 million from $7.1 million in fiscal 1996 to $25.4 million in fiscal 1997, principally due to increased operating expenses resulting from the growth of the Company, an increase in the initial cash deposit to the Cash Spread Accounts for the 1997 Permanent Securitization, the change in the credit enhancement requirements of the Company's other securitization facilities and the increase in the volume of Loans purchased. The $4.1 million increase in cash used in operations from fiscal 1995 to fiscal 1996 was principally due to the increase in the volume of Loans purchased.

     Net cash used in investing activities increased by $1.1 million from $377,000 in fiscal 1996 to $1.5 million in fiscal 1997, principally due to purchases of furniture and equipment for the Company's service center. Net cash flows from investing activities were relatively consistent in fiscal 1996 and fiscal 1995.

     Net cash provided by financing activities increased by $36.6 million from 1997 to 1996. Such increase was primarily the result of the proceeds received from the Company's Initial Public Offering and subsequent issuances of Common Stock and debt, including but not limited to $40 million of senior subordinated notes in December 1997 and its indebtedness under the BankBoston Agreement. Net cash provided by financing activities increased in fiscal 1996 from fiscal 1995 due to proceeds received from additional debt.

     The Company is required to maintain a minimum equity position in the Revolving Securitization of 10.0% of the net serviced receivables. This equity currently consists of cash invested by the Company and over-collateralization in the form of Dealer Discounts related to the principal balance of Loans. As of December 31, 1997, the Company had a 10.01% equity investment in the Revolving Securitization.

     As of December 31, 1997, the Company retained approximately $16.7 million of ESRs, approximately $6.0 million of Cash Spread Accounts and approximately $8.8 million of Over-Collateralization Accounts, which combined represent the $31.6 million shown on the balance sheet as Retained Interest in Securitizations, representing 49% of the total assets of the Company. The value of these assets would be reduced in the event of a future material increase in the Loan loss or prepayment experience relative to the amounts previously estimated by the Company.

     As of December 31 ,1997, the principal amount owed by the Company on its junior subordinated notes (the "Junior Subordinated Notes") was approximately $2 million (including $39,000 of accrued interest), which bear interest at an annual rate of 8.0%, and the principal amount owed by the Company on its senior subordinated notes (the "Senior Subordinated Notes") was $40.0 million. The Senior Subordinated Notes, which mature in December 2004, bear interest at an annual rate of 11.875% for the first three years, and increase thereafter. On March 22, 1998, the Company issued an additional $20 million aggregate principal amount of senior subordinated notes pursuant to the March 1998 Securities Purchase Agreement. Such notes have the same terms as the Senior Subordinated Notes issued in December 1997.

     As of September 29, 1997, the Company entered into the BankBoston Agreement, a three-year, $10.0 million revolving credit facility secured by Loans. Originally, the BankBoston Agreement permitted the Company to use up to $8.0 million of that credit facility for working capital. The working capital portion of the line is no longer available to the Company, and has been repaid in full. In addition, at December 31, 1997, the Company was in violation of the BankBoston Agreement's Minimum Quarterly Net Income and Minimum Debt Service Coverage covenants. The Company cannot continue to borrow in the future under the BankBoston Agreement unless such covenant breaches are waived. At April 24, 1998, there were no borrowings outstanding under the BankBoston Agreement.

     The Company's future liquidity and financial condition, and its ability to finance the growth of its business and to repay or refinance its indebtedness, will depend substantially on distributions of excess cash flow from the Master Trust and Permanent Securitization trusts. The Company's agreements with FSA provide that each Permanent Securitization trust must maintain specified levels of cash in its Cash Spread Account during the life of the trust. These spread accounts are funded initially out of beginning deposits and are funded thereafter with excess cash flow from the Loan pool. During each month, excess cash flow distributable to the Company from all Permanent Securitization trusts is first used to replenish any Cash Spread Account deficiencies and then is distributed to the Company. The timing and amount of distributions of excess cash from securitization trusts varies based on a number of factors, including loan delinquencies, defaults and net losses, the rate of disposition of repossession inventory and recovery rates, the age of Loans in the portfolio, prepayment experience and required spread account levels. A deterioration of the Company's Loan delinquencies, defaults or net losses, or a build-up in repossession inventory could reduce excess cash available to the Company. There can be no assurance that in the future the Company will not experience an interruption in its receipt of excess cash flows, which could adversely affect the Company's financial condition, results of operations and cash flows.

     Each Permanent Securitization trust has certain portfolio performance tests relating to levels of delinquency, defaults and net losses on the Loans in such trust ("Maintenance Tests"). Portfolio performance tests require that the Loan portfolio of each Permanent Securitization trust have: (i) an average delinquency rate less than a specified percentage; (ii) a cumulative default rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool; and (iii) a cumulative net loss less than specified percentages that vary based on the aging of the relevant trust's Loan pool. If any Permanent Securitization Loan portfolio fails to satisfy any of these tests, the amount of cash required to be retained in the Cash Spread Account related to such securitization trust will be increased to an amount generally equal to 7.0% of the then outstanding balance held by the securitization trust. Certain portfolio performance tests were not met at various times in 1997 with respect to the Permanent Securitization trusts formed in November 1995 and November 1996, resulting in an additional $2.1 million of total cash being required to be retained in the Cash Spread Accounts related to such Permanent Securitization trust until the violation of such performance tests are cured. As of December 31, 1997, a total of $1.5 million of such additional $2.1 million had been accumulated in the Cash Spread Accounts of such trusts, in lieu of being distributed to the Company. FSA has modified its portfolio performance test for such trusts for the period through June 1998, which has resulted in higher thresholds to trigger further violations of such tests.

     Upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an "Insurance Agreement Event of Default"), the Company will be in default under its insurance agreements with FSA. Upon an Insurance Agreement Event of Default, FSA may: (i)
permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In April 1997, the Permanent Securitization trust formed in November 1995 experienced an Insurance Agreement Event of Default. In October 1997, the Company entered into an agreement with FSA that: (i) permanently waived the April 1997 Insurance Agreement Event of Default, thereby permitting distributions of excess cash flows to the Company; (ii) modified the portfolio performance tests described above to increase the thresholds through June 1998 for the Permanent Securitization trusts formed in November 1995 and 1996; (iii) increased the amount required to be retained in the Cash Spread Account related to the
November 1995 and 1996 trust to an amount generally equal to 11% of the then outstanding balance held by the securitization trust if the modified portfolio performance tests are not met; (iv) required the Company to cause the Cash Spread Account for each FSA-insured securitization trust to be cross-collateralized to the Spread Accounts established in connection with each of its other FSA-insured securitization trusts; (v) permitted the Company to enter into the $10.0 million BankBoston Agreement; (vi) provided that FSA would consider providing credit enhancement for the Company's next Permanent Securitization; and (vii) resulted in the issuance of 100,000 shares of Common Stock to FSA in October 1997 . As a result of the aforementioned cross-collateralization, the excess cash flow from a performing FSA-insured trust may be required to be used to support negative cash flow from, or to replenish a deficient Cash Spread Account in connection with, a nonperforming FSA-insured securitization trust, thereby further restricting excess cash flow available to the Company. If excess cash flow from all FSA-insured securitization trusts is not sufficient to replenish all these Cash Spread Accounts, no cash flow would be available to the Company for that month. The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or that, if such events of default occur, waivers will be available.

     In January and February 1998, certain modified portfolio performance tests were not met with respect to the Permanent Securitization trusts formed in November 1995, November 1996 and July 1997, resulting in the Company being required to retain an additional amount of $3.6 million over the $2.1 million previously required to be retained in the Cash Spread Accounts related to such Permanent Securitization trusts until the violation of such modified performance tests are cured. As of February 28, 1998, a total of $2.0 million of the total $5.7 million in increased spread account funding requirements had been accumulated in the Cash Spread Accounts of such trusts, in lieu of being distributed to the Company.

     The following is a table showing the portfolio performance tests by trust as of February 28, 1998:

             Delinquency Test               Default Test                     Loss Test
     ----------------------------- -----------------------------  -----------------------------
     Actual  Maintenance Insurance Actual  Maintenance Insurance  Actual  Maintenance Insurance
     ------  ----------- --------- ------  ----------- ---------  ------  ----------- ---------
95-1  10.49     10.00      12.00    18.11      20.00     25.00     8.36      10.50      12.00
96-1  11.49      9.75      12.00    20.76      20.00     25.00     8.35      10.00      12.00
97-1   8.51      8.25      11.00    20.17      18.00     25.00     8.70       8.00      11.00
98-1   4.54      8.25      11.50     3.23      18.00     25.00     0.00       8.00      12.20
                                                                              8.00     12.20

     Any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

     The Company, at December 31, 1997, was in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the December 1997 Securities Purchase Agreement pursuant to which it issued $40,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the first fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of common stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1. In addition, the Company is default under the corresponding covenants contained in the March 1998 Securities Purchase Agreement. The Company is in the process of seeking waivers of the breach of such covenants. If such waivers are not obtained, the holders of the indebtedness represented thereby may declare a default and accelerate the payment of the principal amount of such indebtedness.

     The Company, at December 31, 1997, was in violation of the Minimum Quarterly Net Income and Minimum Debt Service Coverage covenants contained in the BankBoston Agreement. The Company is in the process of seeking a waiver of such covenant breaches and can not continue to borrow in the future under the BankBoston Agreement unless such covenant breaches are waived. The Company experienced an acceleration in the use of cash during fiscal 1997 compared to fiscal 1996, due, in large part, to six factors: (i) an increase in the volume of Loans purchased from Dealers; (ii) a higher volume of Loans purchased from Third-Party Originators; (iii) a decrease in the average Dealer Discount; (iv) costs associated with the implementation of the Company's internal servicing and the corresponding overlap of costs between the Company's internal servicing and its outside servicer; (v) an increase in the initial cash deposit to the spread account required as a credit enhancement for the Permanent Securitization completed in July 1997; and (vi) a change in the credit support requirements of the Company's other securitization facilities, which has resulted in, and may continue in the future to result in, additional capital of the Company being maintained in the spread accounts of its Permanent Securitizations. This acceleration has continued in 1998.

     The Company's business requires substantial cash to support the funding of Cash Spread Accounts for its securitizations, issuance costs of its asset securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of Loans purchased and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis and its negative operating cash flow is expected to continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities. The Company believes cash currently on hand should be sufficient to meet the Company's cash requirements and to fund its operations through the third quarter of 1998, assuming the Company completes regular securitizations during that period and its lenders under the Securities Purchase Agreements do not accelerate their indebtedness. Thereafter, the Company will be required to issue additional debt or equity, which could dilute the interests of stockholders of the Company. There can be no assurance that the Company will have access to the capital markets in the future for debt or equity issuances or for securitizations, or that financing through borrowings or other means will be available on terms acceptable to the Company. The Company's inability to access the capital markets or obtain financing on acceptable terms could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Fourth Quarter Adjustments

     During the fourth quarter, the Company reduced securitization related income (loss by) $20.3 million to adjust Retained Interest in Securitizations and/or securitization related income (loss) at December 31, 1997. Additionally, the Company recorded an extraordinary loss of $720,000 related to the write-off of deferred financing costs associated with the Morgan Notes that were repaid in the fourth quarter.

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

Year 2000

     The Company currently uses computer systems and software provided by an outside servicer to automate Loan originations and servicing but expects to transition to its own computer system in the second quarter of 1998. The Company is in the process of installing in its Boca Raton, Florida and Jacksonville, Florida facilities the Consumer Loan Asset Backed Security System (CLASS) for the underwriting and servicing of its Loan portfolio. CLASS is a fully-integrated finance company software platform composed of separate modules integrating loan origination, loan servicing, operational accounting and loan securitization functions. The Company believes that the CLASS software platform is year 2000 compliant. The Company is also in the process of installing a financial accounting software package, which the Company believes to be Year 2000 compliant. There can be no assurance, however, that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers will not have a material adverse effect on the Company.

Item 8.  Financial Statements.

                                                                     Page

Independent Auditors' Report .....................................    32

Consolidated Balance Sheets as of December 31, 1997 and 1996......    33

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995................................    34

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995....................    35

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995................................    36

Notes to Consolidated Financial Statements........................    38

                          Independent Auditors' Report


The Board of Directors and Stockholders
National Auto Finance Company, Inc.

We have audited the accompanying consolidated balance sheets of National Auto Finance Company, Inc. and subsidiaries (formerly National Auto Finance Company, L.P. and subsidiaries) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Auto Finance Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1997.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3, 4 and 14 to the consolidated financial statements, in 1997 the Company suffered losses from operations, experienced an Insurance Agreement Event of Default with respect to its securitizations, and at December 31, 1997 was in violation of various covenants related to its borrowings. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     KPMG PEAT MARWICK LLP

                                     /s/ KPMG Peat Marwick LLP

April 15, 1998
Fort Lauderdale, Florida

                NATIONAL AUTO FINANCE COMPANY, INC.
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996
               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      1997          1996
                                                                                    --------      --------
ASSETS:
Cash and cash equivalents                                                           $ 26,467      $  5,066
Retained interests in securitizations, at fair value                                  31,569        23,404
Furniture, fixtures and equipment                                                      2,262           515
Deferred financing costs                                                               2,539         1,849
Related party receivables                                                                155            --
Other assets                                                                           1,883           367
                                                                                    --------      --------
  Total assets                                                                      $ 64,875      $ 31,201
                                                                                    ========      ========

LIABILITIES:
Accounts payable and accrued expenses                                               $  3,260      $  1,771
Due to National Auto Finance Corporation                                                  --           178
Accrued interest payable-related parties                                                  39           144
Accrued interest payable-senior subordinated notes                                       132           339
Accrued interest payable-notes                                                            50            --
Junior subordinated notes-related parties                                              1,940         7,122
Senior subordinated notes                                                             34,546        12,000
Notes payable                                                                          1,614            96
                                                                                    --------      --------
  Total liabilities                                                                   41,581        21,650
                                                                                    --------      --------

Mandatorily redeemable preferred stock series A- $0.01 par value; $1,000 stated
  value; 1,000,000 shares authorized; 2,295 shares outstanding; redeemable in
  January 2005, stated at
  redemption value                                                                     2,336            --

STOCKHOLDERS' EQUITY:
Common stock-$0.01 par value; 20,000,000 shares authorized;
  9,030,762 shares outstanding                                                            90            --
Paid-in-capital                                                                       34,417            --
Accumulated deficit                                                                  (13,549)           --
Equity of predecessor entity                                                           9,551            --
                                                                                    --------      --------
  Total stockholders' equity                                                          20,958         9,551
                                                                                    --------      --------
  Total liabilities, mandatorily redeemable preferred stock
     and stockholders' equity                                                       $ 64,875      $ 31,201
                                                                                    ========      ========

See accompanying notes to the consolidated financial statements.

                NATIONAL AUTO FINANCE COMPANY, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997          1996         1995
                                                              --------      --------     --------
REVENUE:
Securitization related income (loss)                          $   (323)     $ 13,564     $  7,367
Servicing Income                                                 3,437           866          219
Interest income                                                    817           258           11
Other income                                                       214           103          214
                                                              --------      --------     --------
  Total revenue                                                  4,145        14,791        7,811
                                                              --------      --------     --------
EXPENSES:
External servicing expenses                                      3,355         1,291          371
Internal servicing expenses                                      2,589            --           --
Interest expense                                                 1,638         1,204          498
Salaries and employee benefits                                   6,346         3,634        1,666
Direct loan acquisition expenses                                 3,591         1,924          562
Depreciation and amortization                                      743           492          183
Other operating expenses                                         3,602         1,755        1,250
                                                              --------      --------     --------
  Total expenses                                                21,864        10,300        4,530
                                                              --------      --------     --------
Income (loss) before income taxes and extraordinary item       (17,719)        4,491        3,281
Income taxes                                                        --            --           --
                                                              --------      --------     --------
Income (loss) before extraordinary item                        (17,719)        4,491        3,281
Extraordinary loss due to early extinguishment of debt            (720)           --           --
                                                              --------      --------     --------
Net income (loss) before preferred stock dividends             (18,439)        4,491        3,281
Preferred stock dividends                                         (148)           --           --
                                                              --------      --------     --------
Net income (loss) available for common shareholders           $(18,587)     $  4,491     $  3,281
                                                              ========      ========     ========
PER SHARE DATA:
Loss per common share before extraordinary item - basic       $  (2.52)
Extraordinary item                                                (0.10)
                                                              --------
Loss per common share - basic                                 $  (2.62)
                                                              ========

Loss per common share before extraordinary item - diluted     $  (2.52)
Extraordinary item                                                (0.10)
                                                              --------
Loss per common share - diluted                               $  (2.62)
                                                              ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                            7,087
Diluted                                                          7,087
PRO FORMA SHARE DATA (UNAUDITED):
  Income before income taxes                                  $     --      $  4,491     $  3,281
  Income taxes                                                $     --         1,689        1,066
                                                              --------      --------     --------
  Pro Forma net income                                        $     --      $  2,802     $  2,215
                                                              ========      ========     ========
  PRO FORMA NET INCOME PER COMMON SHARE:
  Basic                                                       $     --      $   0.66     $   0.52
  Diluted                                                     $     --      $   0.66     $   0.52
  PRO FORMA WEIGHTED AVERAGE:
  NUMBER OF SHARES OUTSTANDING
  Basic                                                             --         4,230        4,230
  Diluted                                                           --         4,230        4,230

See accompanying notes to the consolidated financial statements.

[OBJECT OMITTED]

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    Equity of
                                                               Common      Paid-in    Accumulated  Predecessor
                                                               Stock       Capital       Deficit     Entity          Total
                                                               -----     -----------  ------------   ---------    ----------
Balance as of December 31, 1994                               $            $            $            $      25     $     25
                                                                                                     ---------     --------
      Contribution                                                                                         141          141
      Net income                                                                                         3,281        3,281
                                                                                                     ---------     --------

Balance as of December 31, 1995                                                                          3,447        3,447
      Contributions                                                                                      1,613        1,613
      Net income                                                                                         4,491        4,491
                                                                                                     ---------     --------

Balance as of December 31, 1996                                                                          9,551        9,551
      Net income from January 1, 1997
       through reorganization on January 29, 1997                                                          526          526
      Assets retained by partnership                                                                       (31)         (31)
                                                                                                     ---------     --------

Balance as of January 29, 1997                                                                          10,046       10,046

Exchange of predecessor equity for stock
    in connection with reorganization on
    January 29, 1997                                                 42        7,709                   (10,046)(1)   (2,295)

Deferred income taxes recorded in connection
    with reorganization                                                       (5,416)                                (5,416)

Issuance of 496,000 shares of Common Stock in
    exchange for deferred interest on Senior
    Subordinated Notes                                                5          164                                    169

Issuance of 2,300,000 shares of common stock
    in initial public offering, net of costs                         23       16,817                                 16,840

Issuance of 100,000 shares of common stock to
    Financial Security Assurance Inc. for certain
    waivers relating to Permanent Securitizations                     1          699                                    700

Issuance of 1,904,762 shares of common stock                         19        9,138                                  9,157

Issuance of 1,038,924 Warrants to purchase
    Common Stock in connection with the
    issuance of Senior Subordinated Notes                                      5,454                                  5,454

Dividends on mandatorily redeemable preferred stock                             (148)                                  (148)

Net loss subsequent to reorganization                                                    (13,549)                   (13,549)
                                                               --------    ---------    --------       -------      -------
Balance as of December 31, 1997                                $     90    $  34,417   $ (13,549)       $    0      $20,958
                                                               ========    =========   =========       =======      =======

----------------

(1) $2,295 of such amount was attributed to mandatorily redeemable preferred stock.

See accompanying notes to consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                         1997           1996           1995
                                                                      ---------      ---------      ---------
CASH FLOW OPERATING ACTIVITIES:
Net income (loss)                                                     $ (18,439)     $   4,491      $   3,281
  Adjustments to reconcile net income (loss) to net cash used in
   Operating activities:
   Securitization related income (loss)                                     323        (13,564)        (7,367)
   Depreciation expense                                                     223            137             38
   Purchases of loans held for sale                                    (182,898)       (77,865)       (43,146)
   Proceeds from transfer of loans to Master Trust                      182,898         77,865         41,774
   Cash flows from Retained Interest released to Company                 10,095          4,937          5,479
   Cash deposits to Spread Accounts                                     (18,564)        (4,630)        (3,369)
   Amortization and write-off of deferred financing costs                 1,024            355            144
   Amortization of deferred placement costs                                 254            167             --
   Changes in other assets and liabilities:
     Other assets                                                        (1,516)          (378)          (324)
     Accounts payable and accrued expenses                                1,489          1,481             97
     Accrued interest payable-related parties                              (105)          (388)           454
     Accrued interest payable-senior subordinated notes
       and other notes                                                     (157)           339             --
                                                                      ---------      ---------      ---------
Net cash used in operating activities                                   (25,373)        (7,053)        (2,939)
CASH FLOW FROM INVESTING ACTIVITIES:
   Fixed assets purchased                                                (1,524)          (377)          (297)
   Due from National Auto Finance Corporation                                --             --             99
                                                                      ---------      ---------      ---------
Net cash used in investing activities                                    (1,524)          (377)          (198)
                                                                      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from junior subordinated notes-related parties                    --            700          2,337
  Principal Payments on junior subordinated notes-related parties        (5,182)          (997)          (104)
  Proceeds from notes payable                                             1,018             --             --
  Proceeds from senior subordinated notes                                37,834         11,172             --
  Principal payments on senior subordinated notes                       (12,000)            --             --
  Proceeds from BankBoston revolving credit facility                      7,996             --             --
  Principal payment on BankBoston revolving credit facility              (8,000)            --             --
  Principal payments on capital leases                                      (33)           (41)            --
  Payment of mandatorily redeemable preferred stock dividends              (107)            --             --
  Proceeds from initial public offering                                  17,615           (775)            --
  Proceeds from issuance of common stock, net                             9,157             --             --
  Preferred equity partners' contributions                                   --          1,613            141
  Due to National Auto Finance Corporation                                   --             --             (3)
                                                                      ---------      ---------      ---------
Net cash provided by financing activities                                48,298         11,672          2,371
                                                                      ---------      ---------      ---------
Net increase/decrease in cash and cash equivalents                       21,401          4,242           (766)
Cash and cash equivalents in beginning of period                          5,066            824          1,590
                                                                      ---------      ---------      ---------
Cash and cash equivalents at end of period                            $  26,467      $   5,066      $     824
                                                                      =========      =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                          $      --      $      --      $      --
                                                                      =========      =========      =========
  Cash paid for interest                                              $   1,656      $   1,253      $      --
                                                                      =========      =========      =========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                              1997       1996       1995
                                                                             ------     ------     ------
NON-CASH FINANCING ACTIVITIES:
  Offering costs deferred in 1996 transferred to paid-in capital in 1997     $  775     $    0     $    0
  Accrued mandatorily redeemable preferred stock dividends                       41          0          0
  Conversion of deferred interest on senior debt to Common Stock
   and paid-in capital                                                          169          0          0
  Conversion of predecessor entity capital to mandatorily redeemable
    preferred stock                                                           2,295          0          0
  Conversion of predecessor entity capital to common stock and paid-in
   Capital                                                                    7,225          0          0
  Deferred income taxes from reorganization considered
   reduction in paid-in capital                                               5,416          0          0
  Income earned in 1997 prior to reorganization included in
   paid-in capital                                                              526          0          0
  Issuance of 1,038,924 Warrants in conjunction with senior
   subordinated debt considered paid-in capital                               5,454          0          0

See accompanying notes to the consolidated financial statements.

             NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996


(1)  Organization and Summary of Significant Accounting Policies

     (a)  Organization and Business

          National Auto Finance Company, Inc. (the "Company") is a consumer finance company specializing in the business of purchasing, financing, securitizing and servicing Loans originated primarily by manufacturer-franchised Dealers in the sale of new and used automobiles, light duty trucks and passenger vans ("automobiles"). Through its Loan purchases, the Company provides indirect financing to Non-Prime Consumers. The Company serves as a source of financing for Dealers, allowing them to sell automobiles to customers who otherwise might not be able to obtain financing from more traditional sources. The Company's headquarters is located in Boca Raton, Florida.

          National Auto Finance Company, L.P., a Delaware limited partnership (the "National Auto Partnership") was organized in October 1994 and conducted the business of the Company until January 29, 1997. On that day, in connection with the closing of the Company's Initial Public Offering (the "Offering"), the assets and certain liabilities of the National Auto Partnership were transferred to the Company in exchange for all of the Common Stock then outstanding and all of the preferred stock of the Company then outstanding (the "Reorganization"). The Company then issued 2,300,000 shares of stock to the public in the underwritten Initial Public Offering. The reorganization was accounted for in a manner similar to a pooling of interests since the Company and National Auto Partnership were under common control at the time of reorganization.


     (b)  Summary of Significant Accounting Policies

     A description of the significant accounting policies that are followed by the Company is presented below:

     (i)  Principles of Consolidation

          The consolidated financial statements reflect the operations of the National Auto Partnership and subsidiaries for 1995, 1996 and an approximate one-month period of January 1997 and National Auto Finance Company, Inc. and subsidiaries for the eleven months ended December 1997. All significant inter-company accounts and transactions have been eliminated in consolidation.

     (ii) Cash and Cash Equivalents

          The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of less than three months to be cash equivalents.

     (iii) Furniture, Fixtures and Equipment

          Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their useful lives. Capital lease assets are amortized on a straight-line basis over the lesser of their estimated useful lives or their lease terms.

     (iv) Securitization of Loans and Retained Interest in Securitizations

          Effective  January 1, 1997, the Company adopted  Financial  Accounting
          Standards  Board (FASB)  Statement of Financial  Accounting  Standards
          (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished.

          Loans that are purchased by the Company are sold on a daily basis in a two-step securitization program as described in Note 3. Gains or losses are recognized (1) upon transfer of Loans to the Master Trust (Note 3) based upon the amount of cash received upon transfer of such Loans generally equal to the Company's purchase price of the Loan and
          (2) an estimate of the Company's residual interest in the Master Trust (which constitute a portion of Retained Interest in Securitizations). The value of the Company's residual interest in the Master Trust is determined by estimating the fair value of amounts to be received from the Master Trust and the subsequent "Permanent Securitizations" (Note
          3).

          The Retained Interest in Securitizations is classified as a trading security for financial reporting purposes with changes in fair value either credited or charged to the statement of operations.

          The Company is aware of a limited market for the purchase or sale of its Over-Collateralization Accounts (a portion of its Retained Interest in Securitizations), but is not aware of an active market for the purchase or sale of the other components of its Retained Interest in Securitizations (ESRs and Cash Spread Accounts) and accordingly, the Company has determined the estimated fair value of the Retained Interest in Securitizations at December 31, 1997 by the following process:

          1. The Company has estimated the timing and amount of cash flows to be received from Loans transferred to each securitization trust based upon assumptions relating to estimates of defaults, loss severity, prepayments and normal principal and interest amortization (cash-in);

          2. The Company has calculated the timing and amount of the total remaining principal and interest to be paid to the securitization investors given the assumptions noted above and the contractual requirements of each securitization;

          3. The Company has estimated the total amount to be paid by each securitization trust for servicing, insurance and other costs and the timing of such payments;

          4. The estimated cash payments described in (2) and (3) above have been subtracted from the estimated cash-in to determine the estimated Excess Spread Receivable (ESR) for each month.

          5. The Company has estimated the required Cash Spread Account balance (Note 3) for each securitization trust for each period given the requirements of each trust and the impact of the assumptions noted above. The Company then calculated the amount of Excess Spread Receivable to be added to the Cash Spread Account or the amount of Cash Spread Account to be released to the Company each month.

          6. The estimated amount of cash available to the Company as described in (5), represents the Company's estimate of the "cash-out" of the securitization.

          7. The fair value of cash-out over the remaining life of the securitization has been determined by discounting the estimated cash-out at a rate management believed an investor would require for a stream of cash flows with similar risk characteristics.

          8. The fair value of cash-out for each securitization trust was compared to the Retained Interest in Securitizations for each securitization trust. Adjustments to fair value or impairments are charged to securitization related income (loss).

          Assumptions used to value the Retained Interests in Securitizations at December 31, 1997 were as follows:

          Weighted  average  cumulative  net  loss  rate    12.88%
          Weighted average cumulative  prepayment rate      20.89%
          Discount rate                                     14.00%
          Level of required Cash Spread Account             7%  to 11%
          Rate of interest on Cash Spread Account            5.50%
          Weighted average yield on Loans                   19.01%
          Weighted average yield on bonds and notes
            held by securitization investors                 6.15%
          Principal balance of Loans at
            December 31, 1997                        $226,846,000
          Principal balance of bonds and notes at
            December 31, 1997                        $217,113,000

     (v)  Deferred Financing Costs

          Costs incurred in connection with certain borrowings are capitalized and are being amortized on a straight-line basis over the term of the debt.

     (vi) Stock-Based Compensation

          The Company  accounts for stock-based  compensation to employees using
          the  intrinsic   value  based  method  of  accounting   prescribed  by
          Accounting Principles Board ("APB") Opinion No. 25.

     (vii) Income Taxes

          Prior to January 29, 1997, the Company's operations were conducted through the National Auto Partnership. As such, no provision or benefit for income taxes was recorded since the responsibility for income taxes passed through to, and was reportable by the individual partners.

          Subsequent to the Reorganization, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

     (viii) Servicing

          Servicing fees are reported as income when earned. Servicing expenses are charged to expense as incurred. External servicing expenses include charges paid to third parties for servicing related charges. Internal servicing expense include costs, including salaries, associated with the Company's service center.

     (ix)  Use of Estimates

          In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense. The most significant of the estimates relate to the calculations and modeling underlying the valuation of the Retained Interest in Securitizations and the related gain on sales of Loans. Actual results could differ from these estimates.

     (x) Reclassifications

          Certain reclassifications have been made to prior year amounts to conform with the 1997 presentation.

(c)   New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all items to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other financial statements. Such information will be presented by the Company beginning with the quarter ended March 31, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for financial statements for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments, based upon how the enterprise defines such segments. The Company is required to report operating segment information, to the extent such segments are defined, beginning with the year ended December 31, 1998.

     Adopting of the aforementioned accounting standards is not expect to have a material impact on the Company's financial position, results of operations or liquidity.

(2)  Loss Per Common Share (EPS)

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share" ("SFAS No. 128") with previous periods restated. SFAS No. 128 establishes standards for computing and presenting earnings per share, simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to international EPS standards.

     Loss per common share for 1997 is calculated as follows:

                                                      Weighted Average
                                          -------------------------------------
                                           Income         Shares      Per Share
                                         (Numerator)   (Denominator)    Amount
                                          ---------     -----------   ---------
                                         (In thousands, except per share amount)

Loss before preferred stock dividends
 and ex$raordinary item                   $ (17,719)
Extraordinary item                             (720)
                                          ---------
Loss before extraordinary item            $ (18,439)       7,087        $(2.52)
                                               (148)       7,087         (0.10)
                                          ---------        -----        ------
Loss attributable to common
 stockholders                              $(18,587)       7,087        $(2.62)
                                          =========        =====        ======

     Inclusion of 379,000 options and 1,038,924 warrants outstanding at December 31, 1997 would have an anti-dilutive effect on the net loss for the year for diluted EPS, thus, such common stock equivalents are excluded from the calculation.

     Pro Forma earnings per share for 1996 and 1995 are based upon the 4,230,000 shares of Common Stock acquired by the National Auto Partnership in conjunction with the Reorganization.

(3)  Retained Interest in Securitizations

     Retained Interest in Securitizations were as follows at December 31, 1997, 1996 and 1995:

                                            December 31,
                                      -------------------------
                                       1997     1996      1995
                                      ------   ------    ------
                                       (dollars in thousands)

        Spread Accounts.............  $14,846  $8,221   $ 5,173
        Excess Spread Receivable....   16,723  15,183     5,140
                                      -------  ------   -------
                                      $31,569 $23,404   $10,313
                                      ======= =======   =======

     The Company currently funds its purchases of Loans primarily through asset securitization program consisting of (i) the securitized warehousing of all of its Loans through their daily sale ("Revolving Securitization") to a bankruptcy-remote master trust ("Master Trust") pursuant to the Revolving Securitization, followed by (ii) the transfer of such warehoused Loans from time to time by the Master Trust to a discrete trust ("Permanent Securitizations"), thereby creating additional availability of capital from the Master Trust.

     Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates. (See Note 13 - Related Party Transactions, for a discussion of relationships with First Union.) Collectively, the restricted cash account and the Class C Certificate portion of Loan principal (Over-Collateralization Accounts) that collateralize the Master Trust are the components of the Spread Accounts. The Spread Accounts and ESRs are reflected collectively on the balance sheet as Retained Interest in Securitizations.

     Periodically the Master Trust transfers Loans and Spread Account balances to Permanent Securitizations in exchange for cash, which is used to repay the Class B Certificates. Debt securities representing interests in the Permanent Securitizations are sold to Third-Party investors, who are repaid from cash flows from the Loan receivables in the applicable Permanent Securitization. Excess Spread Receivables and return of Spread Accounts attributable to such Loans flow from the Permanent Securitization to the Company to the extent such funds are available.

     Under the financial structures the Company has used to date in its securitizations, certain excess cash flows generated by the Loans are retained in the Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Accounts can vary depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and generally a 9% interest in the principal balance of the Loans in the trust (the "Over-Collateralization Accounts"), have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. Additionally, the Company is required to maintain a minimum equity position in the Revolving Securitization of 10.0% of the net serviced receivables. This equity currently consists of cash invested by the Company and over-collateralization in the form of Dealer Discount related to the principal balance of Loans. As of December 31, 1997, the Company had a 10.01% equity investment in the Revolving Securitization.

     In the event delinquencies or losses on the Loans exceed such levels ("Trigger Events"), the terms of the securitization may: (i) require increased Cash Spread Account balances to be accumulated for the particular pool; (ii) restrict the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and (iii) in certain circumstances, require the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. The imposition by FSA of any of these conditions could materially adversely affect the Company's liquidity and financial condition by delaying the timing of cash flows to the Company, thus reducing the value of the Retained Interest in Securitizations. Certain portfolio performance tests were not met at various times in 1997 with respect to the Permanent Securitization trusts formed in November 1995 and November 1996, resulting in additional cash being required to be retained in the Spread Accounts related to such Permanent Securitization trusts until the violation of such performance tests are cured.

     Upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an Insurance Agreement Event of Default), the Company will be in default under its insurance agreements with FSA. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In April 1997, the Permanent Securitization trust formed in November 1995 experienced an Insurance Agreement Event of Default. In October 1997, the Company entered into an agreement with FSA that: (i) permanently waived the Insurance Agreement Event of Default; (ii) modified the portfolio performance tests described above to increase the thresholds through June 1998 for the Permanent Securitization trusts formed in November 1995 and 1996 (temporary revisions); (iii) increased the amount required to be retained in the Spread Account related to the November 1995 and 1996 trust to an amount generally equal to 11% of the then outstanding balance held by the securitization trust if the modified portfolio performance tests are not met; (iv) required the Company to cause the Spread Account for each FSA-insured securitization trust to be cross-collateralized to the Spread Accounts established in connection with each of its other FSA-insured securitization trusts; (v) permitted the Company to enter into the $10.0 million BankBoston Agreement; (vi) provided that FSA would consider providing credit enhancement for the Company's next Permanent Securitization; and (vii) provided for the issuance of 100,000 shares of Common Stock to FSA. In consideration for such agreement, the Company issued 100,000 shares of Common Stock to FSA and reduced gain on sale by $700,000 in 1997. As a result of the aforementioned cross-collateralization, the excess cash flow from a performing FSA-insured trust may be required to be used to support negative cash flow from, or to replenish a deficient Spread Account in connection with, a non-performing FSA-insured securitization trust, thereby further restricting excess cash flow available to the Company. If excess cash flow from all FSA-insured securitization trusts is not sufficient to replenish all these Spread Accounts, no cash flow would be available to the Company for that month. The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or that, if such events of default occur, waivers will be available. At February 28, 1998, the Company would have been in violation of certain Insurance Agreement Events of Default if the temporary revisions had not been in effect. If the Company does not meet such requirements in 1998, the carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner.

     In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

     At December 31, 1997, the Company was in violation of certain covenants with respect to the Master Trust, including specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits. The Company is in the process of seeking a waiver of such covenant breaches and modification of certain terms of the Master Trust to permit availability under the Master Trust.

     During the years ended December 31, 1997, 1996, and 1995, the following activity took place with respect to securitizations:

                                   December 31,   December 31,   December 31,
                                      1997           1996           1995
                                   -----------    -----------    -----------
                                           (dollars in thousands)

Principal balance of Loans sold...  $187,383        $84,981       $45,972
                                    ========        =======       =======

Weighted average coupon rate on
 Loans sold during the period.....    19.24%         18.88%        18.30%
                                     ======         ======        ======

(4) Senior Subordinated Debt

     In December 1997, the Company completed a private placement (the "December Private Placement") of $10 million in Common Stock and $40 million principal amount of Senior Subordinated Notes with detachable Warrants. The December Private Placement of the $10 million in Common Stock resulted in the issuance of 1,904,762 shares in the aggregate of the Company's Common Stock at $5.25 per share. Additionally, a representative of each of two of the Senior Subordinated Debt lenders who were also stock purchasers was elected to the Board of Directors. The principal amount of the Senior Subordinated Notes is due in December 2004 and the Senior Subordinated Notes bear interest at 11.875% per annum for the first three years, 12.875% per annum for year four, 13.875% per annum for year five, and 14.875% per annum thereafter, with interest payable quarterly. In connection with the December Private Placement, the Company issued detachable Warrants with a ten-year life, exercisable into Common Stock of the Company at $0.01 per share. The fair value of such Warrants was estimated to be based upon a share value of $5.25 for a total of $5.4 million. Such amount is recorded as a discount to the related debt and additional paid-in capital, and is being amortized over the life of the debt using the interest method. The effective interest rate, including the value of the warrants is approximately 15%.

     The Company, at December 31, 1997, was in violation of the Senior Subordinated Notes' Minimum Consolidated Net Worth and Adjusted Interest Expense covenants. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the first fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of common stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined) Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1. In addition, the Company is default under the corresponding covenants contained in the March 1998 Securities Purchase Agreement. The Company is in the process of seeking waivers of the breach of such covenants. If such waivers are not obtained, the holders of the indebtedness represented thereby may declare a default and accelerate the payment of the principal amount of such indebtedness.


     In December 1997, in connection with the consummation of the December Private Placement (as described above), the Company repaid the $12 million senior subordinated notes held by J.P. Morgan Investment Management, Inc. on behalf of certain institutional investors (the "Morgan Notes"). Interest expensed on the Morgan Notes for the year ended December 31, 1997 and 1996 was $1.2 million and $581,000, respectively. In connection with the repayment of such debt in 1997, the Company recorded an extraordinary item for the write-off of related deferred financing costs of $720,000. Prior to the Company's Initial Public Offering (Offering) in January, 1997, the Morgan Notes had a 3% deferred interest coupon that accrued interest on a compounded basis and was payable in August, 2006, but was converted into 496,000 shares of common stock upon consummation of the Initial Public Offering. Accrued interest at that date was $169,000. Such amount was recorded as common stock and additional paid-in capital.

    Notes Payable

    Notes payable at December 31, are as follows:

                                                       1997           1996
                                                      ------         ------
                                                          (In thousands)

    Revolving $1.5 million line of credit with First
      Union dated August 25, 1997;  matures March,
      2001;  interest  payable  monthly at LIBOR +
      2.5% (8.47% at December 31, 1997); total
      interest expense during 1997 was $18,000         $1,018           --

    Capital lease for equipment dated August 20,
     1997; matures November 2001; interest at 7.05%       279           --

    Revolving $10.0 million revolving credit facility
     with BankBoston for purchase of Loans, matures
     September 2000; interest payable monthly at
     the greater of the prime rate of the federal
     funds rate plus .50% (8.5% at December 31, 1997);
     total interest expense during 1997 was $96,000       254           --

    Other                                                  63           96
                                                       ------       ------
                                                       $1,614       $   96
                                                       ======       ======

     At December 31, 1997, the Company was in violation of the BankBoston Agreement's Minimum Quarterly Net Income and Minimum Debt Service Coverage Covenants. The Company cannot continue to borrow in the future under the BankBoston Agreement unless such covenant breaches are waived.

(5) Description of Capital Stock

     The authorized capital stock of the Company consists of 20,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.01 per share, issuable in series (the "Preferred Stock").

    Common Stock

     The holders of Common Stock will be entitled to receive dividends when and as dividends are declared by the Board of Directors of the Company out of funds legally available therefor, provided that if any shares of the Preferred Stock are outstanding at the time, the payment of dividends on the Common Stock or other distributions may be subject to the declaration and payment of full cumulative dividends on outstanding shares of Preferred Stock. Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of Common Stock are not entitled to preemptive, conversion or subscription rights.

     In the event of liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of the Preferred Stock, if any, outstanding.

    Preferred Stock

     The Board of Directors is authorized, without any action of the stockholders, to provide for the issuance of one or more series of Preferred Stock and to fix the designation, preferences, powers and relative, participating, optional and other rights, qualifications, limitations and restrictions thereof including, without limitation, the dividend rate, voting rights, conversion rights, redemption price and liquidation preference per series of Preferred Stock. Any series of Preferred Stock so issued may rank senior to the Common Stock with respect to the payment of dividends or amounts to be distributed upon liquidation, dissolution or winding up. The existence of authorized but unissued Preferred Stock may enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the company by means of a merger, tender offer, proxy contest or otherwise. For example, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal is not in the Company's best interests, the Board of Directors could cause shares of Preferred Stock to be issued without stockholder approval in one or more private offerings or other transactions that might dilute the voting or other rights of the proposed acquirer or insurgent stockholder or stockholder group. The issuance of shares of Preferred Stock pursuant to the Board of Directors' authority described above could decrease the amount of earnings and assets available for distribution to holders of Common Stock and adversely affect the rights and powers, including voting rights, of such holders and may have the effect of delaying, deferring or preventing a change in control of the Company.

     The Board of Directors has adopted a Certificate of Designation of the Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock"). The terms of 2,295 outstanding shares of Series A Preferred Stock are 7% cumulative dividend, payable quarterly; callable at stated value plus accrued dividends at the option of the Company; non-voting, except under certain circumstances; and mandatory redemption at stated value in January 2005. The Company has accrued approximately $41,000 and paid $107,000 in preferred stock dividends as of December 31, 1997.

(6) Other Operating Expenses

     Other operating expenses consisted of the following:


                                           For the Year Ended December 31,
                                       -----------------------------------------
                                        1997            1996              1995
                                       ------          -------           -------
                                                   (in thousands)
       Professional fees............   $1,037          $   181           $   151
       Rent expenses................      367              215                94
       Travel and entertainment.....      387               68               260
       Management fees..............      540              480               342
       Other........................    1,271              811               403
                                       ------          -------           -------
          Total.....................   $3,602          $ 1,755           $ 1,250
                                       ======          =======           =======

     Management fees represent fees paid to National Financial Companies LLC ("National Financial") for operational, legal, administrative and other services provided to the Company and its predecessors under a management agreement that expires on December 21, 2015. (See note 13.)

(7) Commitments and Contingencies

     Future minimum rental payments under various office and equipment leases as of December 31, 1997 are as follows:

    Year Ending                        Operating     Capital
    December 31,                         Leases      Leases      Total
    ------------                       ---------     -------    -------
                                                   (in thousands)

       1998.........................   $  913      $    83      $   996
       1999.........................      893           90          983
       2000.........................      887           95          982
       2001.........................      806           72          878
       2002.........................      738           --          738
       Thereafter...................      461           --          461
                                       ------      -------      -------
          Total lease commitment....   $4,698      $   340      $ 5,038
                                       ======      =======      =======

     Capital leases are included as a component of notes payable. Rent expense was $367,000, $214,000 and $94,000 in 1997, 1996 and 1995, respectively.

(8) Income Taxes

     The Company had no current income tax provision in 1997 due to its loss incurred for tax purposes.

     Pro Forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the Partnerships filed income tax returns as taxable "C" corporations 1996 and 1995.

                                             For the Year Ended December 31,
                                             -------------------------------
                                                  1996          1995
                                             -------------  ----------------
                                                    (in thousands)
       Pro forma income tax adjustments
       (unaudited):
          Federal...................            $1,527         $   963
          State and local...........               162             103
                                                ------         -------
                                                 1,689           1,066

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of December 31, 1997 were:

    Deferred tax assets (in thousands):

    Securitized assets sold for financial statement
       Purposes, financed for income tax purposes      $   43
    Net operating loss carryforward                     1,543
                                                       ------
    Total gross deferred tax assets                     1,586
    Less valuation allowance                           (1,457)
                                                       ------
    Total deferred tax assets                             129
                                                       ------

    Deferred tax liabilities:
    Other                                                 129
                                                       ------
    Net deferred tax asset                             $   --
                                                       ======

     As of December 31, 1997, the Company had a $4.1 million net operating loss for income tax purposes, which will expire in 2012.

     The actual provision for income taxes for 1997 and pro forma income taxes for 1996 and 1995 differ from the amounts computed by applying federal statutory rates to income before income taxes and extraordinary item due to:

                                              For the Year Ended December 31,
                                           -------------------------------------
                                             1997         1996            1995
                                           --------     --------        --------
                                                     (in thousands)
       Provision benefit computed at
         Federal statutory rate of 34%....  $(6,269)    $ 1,527         $ 1,115
       State income taxes, net of federal
         tax benefit......................     (669)        162             119
       Change in deferred tax asset valuation
         allowance........................    1,457           -            (178)
       Deferred income liability recorded in
          conjunction with the
          reorganization..................    5,416
       Other..............................       65           -              10
                                             ------     -------         -------
                                             $    -     $ 1,689         $ 1,066
                                             ======     =======         =======


(9) Employee Benefit Plans

     The Company adopted a 401(k) profit sharing plan (the "Plan") in August, 1996 that is intended to be a tax-qualified defined-contribution plan. All employees of the Company, other than employees who work less than

     1,000 hours per year, are eligible to participate in the Plan once they have completed six months of continuous service.

     A participating employee may contribute up to 15% of his or her compensation, with a current maximum contribution of $10,000 to the Plan on a pretax basis. The Company may make a matching contribution to each employee's account based on the amount of pretax contributions made by the employee.

     Currently, the Company is allocating a 50% match of the first 6% contributed by the employee, subject to certain legal limitations imposed on tax-qualified plans. Matching contributions by the Company are made regardless of profits and are allocated only to qualified participants on a monthly basis. Compensation expense related to the Plan was $75,000 and $21,000 in 1997 and 1996, respectively.

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

     Generally, employees may not receive distributions from the Plan until their retirement, death, certain disability or termination of employment. Loans are prohibited by the Plan, although distributions for certain hardship purposes are allowed in accordance with tax regulations promulgated under the Internal Revenue Code. All distributions from the Plan are made in the form of a single lump-sum distribution.

(10) Stock Option Plan

     In 1996, the Board of Directors of the Company adopted a share incentive plan (the "1996 Share Incentive Plan"). The 1996 Share Incentive Plan provides for the granting of certain benefits in any one or a combination of (i) stock options, (ii) stock appreciation rights, (iii) stock awards,
     (iv) performance awards and (v) stock units. The aggregate number of shares of Common Stock that may be subject to such benefits, including stock options, is 500,000 shares of Common Stock (subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in-kind or other like change in capital structure or distribution).

     Through the end of 1997, stock options with respect to an aggregate of 379,000 shares of Common Stock were granted under the 1996 Share Incentive Plan to fifteen key employees and five directors at the fair market value at the date of grant and subsequently reduced in December, 1997 to $5.25 per share (which exceeded the market price of the stock at that date). All employee stock options vest one-third immediately, one-third in 1998 and one-third in 1999, and director stock options vest in 1998. All stock options expire 10 years from the date of grant.

     A summary of stock option activity under the Plan is as follows:


                                               Shares    Price Per Share
                                               ------    ---------------
    Balance, December 31, 1996......                0      --       --
        Granted.....................          421,000   $ 3.25 to $ 5.25
        Exercised...................                0      --       --
        Cancelled...................          (42,000)  $ 5.25 to $ 5.25
                                             --------
    Balance, December 31, 1997......          379,000
                                             ========

     The Company accounts for stock-based compensation plans under the intrinsic value method. The following presents, on a pro forma basis, net loss and net loss per common share assuming the Company utilized the fair value method of SFAS 123. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for 1997: weighted-average risk-free interest rate of 5.0%, volatility factor of the expected market price of the Company's Common Stock of 64.37, and expected option lives of ten years. Fair value calculations assume no dividends will be paid on the Company's Common Stock.

     (Dollars in thousands, except per share data)

                                                     Basic           Diluted

     Pro forma net loss..............     $(19,029)
     Pro forma net loss per common share:
        Before extraordinary gain...                $(2.58)          $(2.58)
        Extraordinary item..........                 (0.10)           (0.10)
                                                    ------           ------
        Net loss....................                $(2.68)          $(2.68)
                                                    ======           ======

     The weighted average fair value of options granted during 1997 was $1.95. The employee turnover factor for 1997 was none.

(11) Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     - The carrying amounts of cash and cash equivalents have approximate fair value because of the short maturity of these instruments.

     -    Retained interests in securitizations are stated at fair value.

     - The fair value of Junior Subordinated Notes determined at the present value of expected future cash flows discounted an approximate interest rate for such borrowing based on a spread above actual yield on senior debt was $1,450 and $5,388 at December 31, 1997 and 1996, respectively. The book value of such debt was $1,940 and $7,122 at December 31, 1997 and 1996, respectively.

     -    The fair  value of Senior  Subordinated  Notes and  notes  payable  is determined  as  the  present  value  of  expected  future  cash  flows discounted at the interest rate currently offered to the Company, which approximates rates currently offered for Loans of similar terms to companies with comparable credit risk. The carrying amount approximates fair value.

(12) Related Party Transactions

    National Financial Companies LLC (National Financial or NFC)

     The Company is party to a management agreement and a service agreement pursuant to which NFC provides operational, financial, legal, accounting, management, advisory and other administrative services relating to the management, business operations, assets and interests of the Company. The Company pays a fixed fee of $540,000 per year, plus other fees, costs and expenses, to National Financial for such services. The Company believes that the terms of the management agreement and the service agreement are as favorable as could have been obtained from an unaffiliated Third-Party for comparable services. The Company, with board approval, may from time to time request that National Financial augment the services provided by National Financial, or its successors or assigns, under the management agreement and service agreement to the Company and, accordingly, the Company would pay additional fees for those services. The terms of any such agreement would be, however, on terms the Company considers as favorable as could have been obtained from an unaffiliated Third-Party for comparable services. Amounts paid to NFC were $884,000, $603,000 and $460,000 in 1997, 1996 and 1995, respectively; $333,000 of the amount paid in 1997 was for services as described below. Gary L. Shapiro, Chairman and Chief Executive Officer of the Company is the Chairman and Chief Executive Officer and a principal owner of National Financial and National Auto Finance Corporation ("National Auto"), the general partner of the National Auto Partnership. Keith B. Stein, Vice Chairman, Treasurer and a director of the Company, is a managing director of National Financial, and an executive officer of National Auto.

     During 1997, NFC provided various services related to the December Private Placement. NFC received $333,000 in fees and reimbursements related to such services, which was treated as a cost of the offerings.

    Junior Subordinated Notes

     The Junior Subordinated Notes are payable to certain affiliates on January 31, 2002, and accrue interest at eight percent per annum. Such debt is subordinated to all other debt of the Company.

     Interest expense recognized for this debt for the years ending December 31, 1997, 1996 and 1995 was $201,000, $580,000 and $482,000 respectively.

    Senior Subordinated Debt

     As discussed in Note 4, in conjunction with the issuance of Senior Subordinated Debt and Common Stock in December, 1997, representatives of each of the stock purchasers, who were also lenders of Senior Subordinated Debt, were elected to the Board of Directors.

    Pro -Travel and InfoTech

     The Company uses the services of Pro-Travel, Inc. ("Pro-Travel"), a travel agency, for its travel needs. Pro-Travel is a privately-held corporation, 98% owned by Mr. Shapiro and his wife. All fees charged by Pro-Travel are at rates comparable to those charged by unrelated third-party providers. The Company intends to continue using Pro-Travel for its travel needs.

     Further, in 1997, the Company used the services of InfoTech Professionals of South Florida, Inc. ("InfoTech"), an employment placement agency, for the retention of certain of the Company's MIS personnel. Mr. Shapiro is a majority stockholder of InfoTech, a privately-held corporation. In 1997, the Company paid InfoTech approximately $31,200 in placement agency fees. The Company believes that the fees charged by InfoTech were at rates comparable to those charged by unrelated third-party providers.

    First Union National Bank of North Carolina (First Union)

     The Company has entered into an agreement with First Union and certain of its affiliates (the "First Union Strategic Alliance") whereby First Union receives a fee from the Company for each referral of sub-prime borrowers to the Company that results in purchase of a Loan. Fees paid to First Union under this arrangement were approximately $400,000, $137,000 and $6,000 in 1997, 1996 and 1995, respectively.

     The Company's referral agreement with First Union has a three-year term that currently terminates in April 2000. Subject to the consent of First Union, the referral agreement may be renewed in April of each year for an additional year, such that, after its renewal, the remaining term of the referral agreement continues to be three years. The Company and First Union have agreed to allow First Union up to and including May 15, 1998 to notify the Company of First Union's renewal or non-renewal of the referral agreement for an additional year. Further, First Union may, however, terminate the referral agreement upon, among other things, a "change of control" of the Company as defined in the referral agreement. In the event the referral agreement is terminated, the Company may, however, continue the relationships it has established with First Union-related Dealers. In addition, the referral agreement precludes the Company from purchasing Loans from First Union-related Dealers through other Strategic Alliances in the same geographic areas as those covered by the First Union Strategic Alliance. If the First Union Strategic Alliance is terminated or if the Company is unable to form additional significant Strategic Alliances, the Company's financial condition, results of operations and cash flows may be materially adversely affected. For the year ended December 31, 1997, approximately 43% of the Loans the Company purchased were attributable to the First Union Strategic Alliance.

     As part of the First Union Alliance, an affiliate of First Union (the "First Union Partner") has acquired an indirect equity stake in the Company through the Company's primary stockholder, National Auto Finance Company, L.P. To facilitate the First Union Partner's compliance with applicable banking laws, regulations and orders (collectively, the "Banking Laws"), the Company has agreed that it will engage solely in activities that are permissible for national banks as determined by Banking Laws in effect from time to time. For example, the Company is subject to the supervision and examination of the Office of the Comptroller of the Currency (the "OCC"), one of the principal regulatory bodies having jurisdiction over First Union and the First Union Partner. The OCC has reviewed the First Union Strategic Alliance and the terms thereof, and the OCC's written approval was required in order for the First Union Strategic Alliance to be consummated. If the First Union Partner determines that any proposed activities of the Company are impermissible for national banks, such affiliate has the right to prevent the Company from engaging in such activities. Management does not believe, however, that the Banking Laws will impact significantly the manner in which the Company intends to conduct or expand its business or product and service offerings although there can be no assurance that the banking laws will not have such an effect.

     First Union has also served as underwriting and placement agent related to the Company's securitizations. Underwriting fees paid and expense reimbursements related to securitizations were approximately $425,000, $392,000 and $382,000 in 1997, 1996 and 1995, respectively.

     First Union also owns 100% of the Class B or Senior Certificates related to the Master Trust. Such investment aggregated $96.0 million at December 31, 1997.

     First Union acted as placement agent related to the December Private Placement for which First Union received fees and expense reimbursements of $1.7 million.

     First Union received a fee of $25,000 in 1997 in conjunction with negotiation of amendments to the Company's Master Trust Agreement at December 31, 1997. As described in Note 5, the Company has a note payable to First Union with an outstanding balance of $1.0 million as of December 31, 1997 related to equipment financing.

(13)  Subsequent Events

     In  January  1998,  the  Company   completed  a  $93.6  million   Permanent
     Securitization of its Loans. In connection with the securitization, $85.2 million of notes rated AAA by S&P and Aaa by Moody's were issued.

     In March, the Company completed the March Private Placement of $20 million principal amount of Senior Subordinated Notes with detachable warrants with the SFHY Fund, an investment fund sponsored by The Prudential Life Insurance Company of America. Those Notes, which mature in seven years, bear interest at

     11.875% per annum for the first three years, 12.875% in year four, 13.875% in year five, and 14.875% in years six and seven. In connection with the placement of those notes, the Company issued 593,761 detachable Warrants with a ten-year maturity, exercisable into Common Stock of the Company at $0.01 per share.

     In March 1998, the Company entered into the U.S. Bank Strategic Alliance. As part of that Strategic Alliance, the Company will serve as a non-prime automobile financing source for U.S. Bank's extensive automobile dealer network. U.S. Bank is currently the fifteenth largest financial institution in the United States and has a dealer network of approximately 2,500 dealers in 20 Western and Mid-Western states.

(14)  Liquidity and Going Concern

     In 1997, the Company suffered losses from operations, experienced an Insurance Agreement Event of Default with respect to its securitizations, and was in violation of various covenants related to its borrowings. Such matters raise a substantial doubt about the Company's ability to continue as a going concern.

     These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers

    Certain information concerning the executive officers and directors of the Company as of April 24, 1998 is set forth below:

Name                 Age   Position with the Company
----                 ---   -------------------------

Gary L. Shapiro...   48    Chairman of the Board and Chief Executive Officer
Keith B. Stein....   40    Vice Chairman, Chief Financial Officer, Treasurer
                             and Director
Roy E. Tipton.....   44    President and Director
William G. Magro..   48    Executive Vice President, Chief Operating Officer and
                             President of the Financial Services Division
Timothy W. Carter.   47    Senior Vice President, Portfolio Acquisitions
Kevin G. Adams....   41    Senior Vice President, Finance
Stephen L. Topp...   49    Vice President, Loan Originations
Joel B. Ronkin....   30    Vice President, Secretary and General Counsel
Melissa J. Grimm..   37    Vice President and Controller
Brent E. Wombolt..   39    Vice President, Financial Services Division
James E. Shuler...   37    Vice President, Collections
Joseph P. Donlan..   51    Director
Stephen L. Gurba..   41    Director

Peter Offermann...   53    Director
Morgan M. Schuessler 62    Director
David W. Young....   55    Director

     Gary L. Shapiro has been the Chairman of the Board and the Chief Executive Officer of the Company since its founding in October 1994. Mr. Shapiro is also Chairman of the Compensation Committee of the Board of Directors of the Company. Mr. Shapiro has also been the Chairman and Chief Executive Officer of National Financial and its predecessor for more than five years. Mr. Shapiro served as a partner in the firm of Mailman, Ross, Toyes and Shapiro, Certified Public Accountants, from November 1973 to March 1982. In 1981, Mr. Shapiro founded National Machine Tool Finance Corporation ("National Tool"), a machine tool finance company. He served as President of National Tool until 1990.

     Keith B. Stein has been the Chief Financial Officer of the Company since February 19, 1998, Vice Chairman, Treasurer and a Director of the Company since January 1997, and was Secretary of the Company from October 1994 to June 1997 and Executive Vice President of the Company from October 1994 to January 1997. Mr. Stein has been a Managing Director of National Financial since January 1995. Mr. Stein served from March 1993 to September 1994 as Senior Vice President, Secretary and General Counsel of WestPoint Stevens Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein has served as a director of DVL, Inc., a public company engaged in the real estate finance business, since September 1996.

     Roy E. Tipton has been the President of the Company since October 1994 and a Director of the Company since January 1997. Mr. Tipton served from April 1992 to May 1994 as the President of Stanford Automotive Financial Company, an automobile finance company. Mr. Tipton served from April 1991 to April 1992 as a Regional Manager of Primus Auto Company, an automobile finance company. Mr. Tipton served in several capacities at each of Ford Motor Credit Company from June 1975 to September 1986 and at Omni Financial Services of America, Inc. ("OFSA") from September 1986 to April 1991.

     William G. Magro has been the Chief Operating Officer of the Company since January 1998, Executive Vice President of the Company since October 1994 and President of the Financial Services Division of the Company since September 1997. Mr. Magro served from January 1985 to August 1994 as a Director of Collection and Client Services for OFSA. Mr. Magro served from January 1972 to December 1984 as a Collection Supervisor and a Dealer Relations Supervisor at General Motors Acceptance Corp.

     Timothy  W.   Carter  has  been  the  Senior  Vice   President,   Portfolio
Acquisitions of the Company since January 1998, Senior Vice President -- Planning and Development of the Company from June 1997 to January 1998 and served as Vice President--Planning and Development from February 1996 to June 1997. Mr. Carter served from July 1991 to February 1996 as the Director of Development of OFSA. Mr. Carter held various positions with OFSA from March 1988 to July 1991.

     Kevin G. Adams has been the Senior Vice President, Finance since February 1998 and was Vice President and Chief Financial Officer of the Company from October 1994 through January 1998. Mr. Adams served from December 1992 to October 1994 as Vice President--Finance of National Financial. Mr. Adams served from September 1983 to June 1992 as Vice President and Chief Financial Officer of National Tool.

     Stephen L. Topp has been the Vice President, Loan Originations of the Company since January 1998 and Vice President--Operations of the Company from April 1997 to January 1998. Mr. Topp served as the Assistant Vice President--Sales Finance in the automobile finance division of First Union National Bank of Tennessee from January 1994 to March 1997. Mr. Topp served from January 1990 to July 1993 as Senior Financial Services Manager of Nissan Motors Acceptance Corporation, an automobile finance company. Mr. Topp held various positions with OFSA from 1987 through 1989.

     Joel B. Ronkin has been the Vice President, Secretary and General Counsel of the Company since June 1997. From August 1992 to June 1997, Mr. Ronkin was associated with the law firm of Steel Hector & Davis LLP. In that capacity, Mr. Ronkin's practice primarily focused on the representation of automotive companies.

     Melissa J. Grimm has been the Vice President and Controller of the Company since February 1998 and Controller since December 1996. Ms. Grimm served as Vice President and Assistant Controller with Citizens Federal Bank from October 1986 to July 1996.

     Brent E. Wombolt has been the Vice President, Financial Services Division of the Company since February 1998 and Assistant Vice President, Customer Service of the Company from May 1997 to January 1998. Mr. Wombolt held various positions with First Merchants Acceptance Corporation from March 1995 through July 1996. Mr. Wombolt held various positions with OFSA from December 1984 through February 1995.

     James E. Shuler has been the Vice President, Collections of the Company since February 1998 and from May 1996 to February 1998 held various positions with the Company. Mr. Shuler was employed by TranSouth Financial Service, a consumer finance company, from September 1994 to February 1998. Mr. Shuler held various positions with OFSA from August 1988 to September 1994.

     Joseph P. Donlan has been a Director of the Company since December 1997. Mr. Donlan has held a number of positions with Brown Brothers Harriman & Co. ("Brown Brothers") since 1970, and is currently co-manager of The 1818 Mezzanine Fund L.P., a $250 million private equity fund. Prior to his current position, Mr. Donlan was the Manager of Brown Brothers' USBanking Department with responsibility for managing five banking groups engaged in international trade finance, domestic commercial finance, financial advisory service and private placement activities.

     Stephen L. Gurba has been a Director of the Company since June 1997. Mr. Gurba has been a managing director and partner of National Financial for the past five years. Since January 1995, Mr. Gurba has served as President and Chief Executive Officer of National Defense Company L.L.C and its subsidiary, Bulova Technologies L.L.C. ("Bulova"), which manufacture precision components for military and commercial applications. Since September 1992, Mr. Gurba has also served as the Chief Executive Officer of Environmental Systems & Services, Inc., which is now a division of Bulova. From January 1993 to December 1994, Mr. Gurba served as President and Chief Executive Officer of National Manufacturing Corporation, a manufacturer of ammunition for defense applications.

     Peter Offermann has been a Director of the Company since January 1997 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors of the Company. Since January 1995, Mr. Offermann has served as Executive Vice President and Chief Financial Officer of TLC Beatrice International Holdings, Inc., a food manufacturing and distribution business. Since May 1994, Mr. Offermann has been President of Offermann Financial Inc., a provider of strategic financial advice. From 1968 to April 1994, Mr. Offermann held a number of positions with Bankers Trust Company and its affiliates, including Manager Director of BT Investment Partners, Inc. from October 1992 to May 1994, Managing Director of BT Securities Corporation from October 1991 to October 1992 and Managing Director of Bankers Trust Company from 1986 to October 1991. Since April 1996, Mr. Offermann has served as a Director of Jan Bell Marketing, Inc., a jewelry distribution company.

     Morgan M. Schuessler has been a Director of the Company since April 1997 and is a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Schuessler has been the Executive Vice President--Finance and Chief Financial Officer of WestPoint Stevens Inc., a textile company, since April 1993. From April 1982 to March 1993, Mr. Schuessler was employed by Dixie Yarns, Inc., a textile company, most recently as its Senior Vice President and Chief Financial Officer.

     David W. Young has been a Director of the Company since December 1997. Mr. Young has served since June 1995 as the Chief Investment Officer of The Progressive Corporation. The Progressive Corporation is a $4.8 billion property and casualty company. Prior to that time, Mr. Young served as Senior Managing Director of Progressive Partners from July 1988 to June 1995. Prior to joining Progressive Partners in 1988, Mr. Young was a Vice President with Salomon Brothers, Inc. from November 1983 to July 1988.

Election of Directors

     Pursuant to the Certificate of Incorporation and By-laws of the Company, the Board of Directors consists of such number of directors as the Board of Directors determines from time to time. The number of directors of the Board of Directors is set at nine and currently consists of eight directors. The directors are divided into three classes. The initial term of office of the first class of directors ("Class I Directors") expired at the Annual Meeting of the Company's stockholders in June 1997 and such directors were re-elected at that meeting for a three-year term expiring at the Annual Meeting of the Company's stockholders in 2000. The initial term of office of the second class of directors ("Class II Directors") and the third class of directors ("Class III Directors") will expire at the Annual Meeting of the Company's stockholders in 1998 and 1999, respectively. The terms of office of each class of directors are staggered so that the terms of no more than one class of directors will expire in any one year. At each Annual Meeting of stockholders, the directors elected to succeed those whose terms then expire are elected for a term of office to expire at the third succeeding Annual Meeting of stockholders, with each director holding office until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. The number of Class I Directors currently is set at three directors consisting of Mr. Shapiro, Chairman and Chief Executive Officer of the Company, Mr. Stein, Vice Chairman, Chief Financial Officer and Treasurer of the Company, and Mr. Offermann. The number of Class II Directors currently is set at three directors consisting of Mr. Tipton, President of the Company, Mr. Gurba and one vacancy, which The Structured Finance High Yield Fund LLP has the right to designate for nomination pursuant to rights granted to it under the March 1998 Securities Purchase Agreement . The number of Class III Directors is currently set at three directors consisting of Mr. Donlan, Mr. Schuessler and Mr. Young.

     Messrs. Donlan and Young were named to the Company's Board of Directors in December 1997. Messrs. Donlan and Young were named as directors pursuant to certain rights to nominate directors granted to The 1818 Mezzanine Fund, L.P. (the "1818 Fund") and Progressive Investment Company (and an affiliate thereof) (collectively, "Progressive"), respectively, under the December 1997 Securities Purchase Agreement. The Structured Finance High Yield Fund, LLP has similar rights to designate a nominee to the Board of Directors under the March 1998 Securities

Purchase Agreement. In conjunction with Messrs. Donlan and Young being elected to the Board of Directors, Mr. Shapiro was redesignated from a Class I Director to a Class III Director.

Section 16(a) Beneficial Ownership Reporting Compliance

     In 1997, all stock ownership reports to be filed by officers and directors of National Auto Finance Company, Inc. were filed timely.

Item 11.  Executive Compensation


     The following table sets forth information concerning total compensation earned by or paid to the Company's Chief Executive Officer and to the four other most highly compensated executive officers of the Company employed as of December 31, 1997 (the "named executive officers") during fiscal 1997 and 1996 for services rendered to the Company.

                                                                              Long-Term
                                                                            Compensation
                                                                            ------------
                                                Annual Compensation            Awards
                                   ---------------------------------------- ------------
                                                                  Other
                                                                  Annual  Securities      All Other
                                                                  Compen- Underlying      Compensa-
Name and Principal Position         Year(1)  Salary     Bonus     sation  Options/SARs       tion
---------------------------         ----     ------     -----     ------  ------------    ---------

Gary L. Shapiro (3)                 1997   $   --     $   --      $--        27,500      $   --
   Chief Executive Officer          1996       --         --       --          --            --

Roy E. Tipton                       1997    155,000     68,750       (4)     65,000        25,000(5)
   President                        1996    130,000     59,131       (4)       --            --

William G. Magro                    1997    130,000     55,000       (4)     35,000        30,077(6)
   Executive Vice President         1996    110,571     40,839       (4)       --          11,041(6)
     Chief Operating Officer and
     President of the Financial
     Services Division

Kevin G. Adams                      1997    115,000     75,000       (4)     27,000          --
   Senior Vice President,           1996     95,000     35,630       (4)       --            --
     Finance








Stephen R. Stack(7)                 1997    115,000     45,000       (4)     28,000          --
   Senior Vice President-           1996    105,000     35,251       (4)       --            --
     Sales and Marketing
-------------------

(1) Information with respect to fiscal years prior to 1996 is not reported due to the fact that the Company first became a reporting company pursuant to the Exchange Act on January 29, 1997.

(2) Bonuses for Messrs. Tipton, Magro and Stack for services rendered in a given year are determined by the Compensation Committee of the Board. These bonuses are paid by the end of March of the year following the awarding of bonuses. See "--Employment Agreements."

(3) No compensation was received directly from the Company in 1997 and 1996. The Company, however, paid fees and costs to National Financial, pursuant to a management and service agreement, for the rendering of various services in support of the Company's operations. Mr. Shapiro is a principal owner and the Chairman and Chief Executive Officer of National Financial.

(4) Reflects immaterial amounts that, in the aggregate, are below reportable thresholds with respect to 401(k) contributions made by the Company in accordance with the Company's 401(k) Plan and reimbursement for certain monthly automobile expenses.

(5) Reflects a bonus for the execution by Mr. Tipton of an extension of his employment contract with the Company.

(6) Reflects amounts paid to Mr. Magro for relocation expenses in 1997 and 1996, respectively.

(7)  Mr. Stack resigned his position with the Company effective April 16, 1998.

No stock appreciation rights were awarded to, earned by or paid to the named executive officers during the fiscal year ended December 31, 1997.

Director Compensation

     Directors who are also employees of the Company (including Gary L. Shapiro, Chairman of the Board of Directors, who controls National Financial, an entity that receives certain fees and expenses in connection with management services provided to the Company (see Item 13 "Certain Relationships and Related Transactions SYMBOL 45 \f "Symbol" \s 10Management and Service Agreements")) receive no extra compensation or retainer fees for their service as members of the Board of Directors or any committee thereof. Independent non-employee directors of the Company receive an annual retainer of $10,000. In addition, each independent non-employee director receives $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee attended, plus, in each case, expenses incident to attendance at such meetings. Stock options exercisable for shares of Common Stock are granted to independent non-employee directors of the Company pursuant to the Company's 1996 Share Incentive Plan in order to provide such directors an opportunity to acquire a proprietary interest in the Company through automatic, non-discretionary awards of Common Stock, and thus to create in such directors an increased interest in and a greater concern for the welfare of the Company. The purchase price of the Common Stock covered by such options was set at the fair market value of such Common Stock on the date of grant, and when such option shares were repriced, the purchase price was set at least at the fair market value of the Common Stock on the date of such repricing. These options are fully exercisable on the first anniversary of the date of grant. In 1997, the Company granted to each independent non-employee director of the Company stock options to acquire 10,000 shares of Common Stock.

Employment Agreements

     The Company employs each of Roy E. Tipton, President and William G. Magro, Executive Vice President and Chief Operating Officer and President of the Financial Services Division, and, prior to his resignation, employed Stephen R. Stack, Senior Vice President--Sales and Marketing, pursuant to employment agreements.

     Effective September 16, 1995, the Company entered into a three-year employment agreement with Roy E. Tipton, President of the Company. In December 1997, Mr. Tipton's agreement was extended for one additional year through December 31, 1999. Mr. Tipton's annual salary was $155,000 in 1997 and will be $200,000 in 1998 and $240,000 in 1999. Mr. Tipton will receive from the Company an incentive bonus based upon the achievement of certain performance goals and payable on or before March 31 of each of 1999 and 2000. Pursuant to Mr. Tipton's agreement, the incentive bonus is computed as the lesser of a prescribed fraction of the Company's net annual pre-tax income and (i) in 1998, $117,000, and (ii) in 1999, $146,250.

     Effective July 1, 1996, the Company entered into a three-year employment agreement with William G. Magro, Executive Vice President of the Company. In connection with Mr. Magro's promotion to President of the Financial Services Division of the Company, effective May 17, 1997, Mr. Magro's employment agreement was amended and now expires on December 31, 2000. Accordingly, as of that date, Mr. Magro's annual base salary in 1997 was increased to $130,000. Additionally, Mr. Magro's annual salary will be $140,000 in 1998, $150,000 in 1999, and $175,000 in 2000. Mr. Magro will receive from the Company an incentive bonus based upon the achievement of certain performance goals and payable on or before March 31 of each of 1999, 2000 and 2001. Pursuant to Mr. Magro's agreement, the incentive bonus is computed as the lesser of a prescribed fraction of the Company's net annual pre-tax income and (i) in 1998, $84,000,
(ii) in 1999, $90,000 and (iii) in 2000, $105,000.

     Effective December 30, 1996, the Company entered into a three-year employment agreement with Stephen R. Stack, Senior Vice President of Sales and Marketing of the Company. Mr. Stack's annual salary was $115,000 in 1997 and he received a bonus from the Company of $45,000 for 1997. Mr. Stack's employment agreement terminated upon his resignation from the Company effective April 16, 1998.

     Pursuant to their employment agreements, each of Messrs. Tipton and Magro may participate in any stock option and benefit plans adopted by the Company or its successors. In addition, each of such individuals has agreed to maintain the confidentiality of the Company's proprietary information and, during the term of his agreement, and up to six months after termination of employment at the discretion of the Company, not to compete directly or indirectly with the business of the Company.

     In the event that Messrs. Tipton and Magro is terminated for "cause" (as defined in the employment agreements), he will be entitled to receive all accrued by unpaid base salary, benefits and other compensation and, under certain circumstances, an additional payment or payments equal to his base salary for a twelve-month period. In the event that Mr. Tipton ceases to be employed by the Company due to disability, he will be entitled to receive all accrued but unpaid base salary, benefits and other compensation and an additional payment or payments equal to his base salary for a twelve-month period. In the event that Mr. Magro ceases to be employed by the Company due to disability, he will be entitled to receive all accrued but unpaid base salary, benefits and other compensation and an additional payment or payments equal to his base salary for a three-month period. Each of Messrs. Tipton and Magro may also terminate his employment for Good Reason (as defined in the employment agreements). In such event, such individual will be entitled to receive an amount equal to the remaining unpaid balance of his base salary for the full remaining term of his agreement and Mr. Magro will receive an amount equal to his base salary for a six-month period. Additionally, Mr. Tipton has the right to terminate his employment agreement, upon one hundred twenty (120) days written notice, in the event that the Company retains a Chief Executive Officer (other than Mr. Tipton or Mr. Shapiro) during the term of his employment Agreement.

Option Grants

     The following table sets forth stock options granted in 1997 to each of the Company's executive officers named in the Summary Compensation Table. The Company did not issue any stock appreciation rights. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms for the executive officers named in the Summary Compensation Table at assumed compound rates of stock appreciation of 0%, 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Stock. All of the exercise prices of the options listed in the chart below reflect the re-pricing of those options to $5.25 per share by the Company's Board of Directors in December 1997.


                      Option/SAR Grants in Last Fiscal Year


                               Individual Grants
                      -----------------------------------
                                  Percent
                                  of Total
                       Number of  Options/
                        Securiti   SARs                   Potential Realizable Value
                       Underlying Granted  Exercise        at Assumed Annual Rates
                        Options/ Employees or Base       of Stock Price Appreciation
                          SARs   in Fiscal  Price Expiration    For Option Term(a)
 Name                   Granted    (Year)  ($/Sh)   Date      5%($)     10%($)
---------------------   --------    ----    ----  -------   --------   --------
 Gary L. Shapiro          27,500    0.09%  $5.25  1/29/07   $ 90,797   $230,097
 Roy E. Tipton            50,000    1.71%   5.25  1/29/07    165,085    418,357
                          15,000    0.05%   5.25  9/11/07     49,525    125,507
 William G. Magro         35,000    1.19%   5.25  1/29/07    115,559    292,850
 Kevin G. Adams           27,000    0.09%   5.25  1/29/07     89,146    225,913
 Stephen R. Stack         28,000    0.10%   5.25  1/29/07     92,448    234,280


(a) These amounts, based on assumed appreciation rates of 5% and 10%, the rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

     The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized upon exercise in 1997 by the Company's named executive officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 1997 and the aggregate gains that would have been realized had these options been exercised on December 31. 1997, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 1997. The Company did not issue stock appreciation rights.

                            FY-End Option/SAR Values


                         Number of Securities
                        Underlying Unexercised     Value of Unexercised In-The-
                         Options/SARs at FY-        Money Options/SAR at Fiscal
                              End (a) ($)                 Year End (a) ($)
Name                    Exercisable  Unexercisable  Exercisable  Unexercisable

Gary L. Shapiro             9,167      18,333         $  --          $--
Roy E. Tipton              21,667      43,333            --           --
William G. Magro           11,667      23,333            --           --
Kevin G. Adams              9,000      18,000            --           --
Stephen R. Stack            9,333      18,667            --           --

(a)   None of the options were in the money as of December 31, 1997.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors formed the Compensation Committee in June 1997. Since that time, Gary L. Shapiro, Chairman and Chief Executive Officer of the Company, and directors Peter Offermann and Morgan M. Schuessler have served as members of the Compensation Committee. Joseph P. Donlan became a member in December 1997. Since the formation of the Compensation Committee, Mr. Shapiro served as Chairman of the Compensation Committee. The Company has entered into a management agreement and a services agreement with National Financial in which the Company pays fees and costs to National Financial for services it provides the Company. See Item 13 "Certain Relationships and Related Transactions-Management and Services Agreements." Mr. Shapiro is the Chairman and Chief Executive Officer and a principal owner of National Financial, and Mr. Stein is a managing director of National Financial. Mr. Shapiro is the general partner of The S Associates Limited Partnership (the "S Associates"), which is a limited partner of the National Auto Partnership, the largest stockholder of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1998, by (i) each person who is known by the Company to own beneficially 5.0% or more of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes all persons listed have sole voting power and investment power with respect to such shares.

                 Name and Address                    Number of
            of Beneficial Ownership (1)(2)         Shares  Percent

National Auto Finance Company L.P. (3)......   4,230,000    46.8%
   621 N.W. 53rd Street, Suite 200
   Boca Raton, Florida  33487
The Progressive Investment Company, Inc.....   1,506,480    16.0%
   401 Theodore Fremd Avenue
   Rye, New York  10580
The 1818 Mezzanine Fund, L.P................   1,177,475    12.5%
   59 Wall Street
   New York, New York  10005
The Structured Finance High Yield Fund, LLC      593,671     6.2%
   One Gateway Center
   Newark, New Jersey  07102
Morgan Guaranty Trust Company of New York,
  as trustee (4)............................     496,000     5.5%
   522 Fifth Avenue
   New York, New York  10036
Gary L. Shapiro (5) (6).....................      20,334     *
Keith B. Stein (5)..........................      49,333     *
Roy E. Tipton (5)...........................      48,833     *
William G. Magro............................      33,334     *
Tim W. Carter...............................      12,000     *
Stephen R. Stack............................      18,667     *
Stephen L. Topp.............................       8,834     *
Kevin G. Adams..............................      18,000     *

Joel B. Ronkin..............................       5,000     *
Melissa J. Grimm............................       5,000     *
Brent E. Wombolt............................       7,500     *
James E. Shuler.............................       7,500     *
Stephen L. Gurba (5)........................          --     *
Peter Offermann.............................       6,000     *
Morgan M. Schuessler........................          --    --
Joseph P. Donlan (7)........................          --    --
David W. Young (8)..........................          --    --
  All directors and executive officers
    as a group (17 persons).................     240,335    2.6%

-------------------
*  Represents less than 1.0%

(1) The business address of each of the directors and current executive officers listed in the table above is c/o National Auto Finance Company, Inc., 621 N.W. 53rd Street, Suite 200, Boca Raton, Florida 33487.

(2) Except as otherwise indicated, includes total number of shares outstanding and the number of shares that each person has the right to acquire within 60 days from March 31, 1998 through the exercise of options or warrants and excludes shares that each person has the right to acquire after 60 days from March 31, 1998 through the exercise of options.

(3) The general partner of the National Auto Partnership is National Auto Finance Corporation ("National Auto"). National Auto holds a 1.0% general partner interest in the National Auto Partnership. Mr. Shapiro owns capital stock of National Auto. The limited partners of the National Auto Partnership include, among others, S Associates, the First Union Partner, Stephen L. Gurba, Keith B. Stein, Roy E. Tipton, William G. Magro, Stephen
     R. Stack and Kevin G. Adams. Mr. Shapiro owns all of the outstanding capital stock of the general partner of S Associates. The First Union
     Partner holds a vested 15.0% limited partner economic interest in the National Auto Partnership. The remaining limited partners of the National Auto Partnership hold the balance of the limited partner economic interests. The First Union Partner may earn up to an additional 34.0% limited partner economic interest (or an aggregate of approximately 49.0% when added to the First Union Partner's current vested economic limited partner interest), thus diluting the other limited partners but not diluting the public stockholders of the Company, over a period of time expiring on January 31, 1999 (the "Adjustment Period") based upon various factors specified in the National Auto Partnership agreement, including the overall performance of the First Union Strategic Alliance and the total market value of the company over the Adjustment Period. Except for the First Union Partner, each limited partner of the National Auto Partnership has the right to vote on certain matters specified in the National Auto Partnership agreement commensurate with each such limited partner's respective economic limited partner interest. In accordance with the National Auto Partnership agreement, the consent of the First Union Partner is generally required before the National Auto Partnership may take certain fundamental actions. The Company and First Union have agreed to allow First Union up to and including May 15, 1998 to notify the Company of First Union's renewal or non-renewal of the referral agreement for an additional year.

(4) Includes shares held by Morgan Guaranty Trust Company of New York, as trustee of each of the Commingled Pension Trust Fund (Multi-market Special Investment Fund II) of Morgan Guaranty Trust Company of New York and the Multi-market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York and as investment manager and agent for an institutional investor.

(5) Excludes shares held by the National Auto Partnership. Each such person disclaims beneficial ownership with respect to such shares.

(6) NovaCorporation, of which Mr. Shapiro and certain of his family members directly and indirectly hold 50.0% of the capital stock, hold 2,000 shares of Common Stock.

(7) Mr. Donlan is the co-manager of the 1818 Mezzanine Fund, L.P., which holds 761,905 shares of the Company's Common Stock and Warrants to purchase 415,570 shares of the Company's Common Stock at $0.01 per share.

(8) Mr. Young is the Chief Investment Officer of The Progressive Investment Company, Inc., which holds 1,142,857 shares of the Company's Common Stock and Warrants to purchase 363,623 shares of the Company's Common Stock at $0.01 per share.


Item 13.  Certain Relationships  and Related Transactions

General

    The Company, from time to time, has entered into transactions with certain of its principals, stockholders and entities in which they have an interest. The Company believes that each such transaction has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

Reorganization

    The National Auto Partnership and Auto Credit Clearinghouse L.P. ("ACCH Partnership") were organized in October 1994 and September 1995, respectively, and conducted the business of the Company until January 29, 1997. On that day, in connection with the closing of the Company's Initial Public Offering, (i) the assets and liabilities of the ACCH Partnership were transferred to the National Auto Partnership, (ii) the ACCH Partnership was dissolved, and (iii) immediately thereafter the assets and liabilities of the National Auto Partnership were transferred to the Company in exchange for all of the Common Stock then outstanding and all of the preferred stock of the Company then outstanding (the "Reorganization"). Directors and executive officers of the Company had a direct and material interest in certain transactions that constituted the Reorganization as described below. The Company believes that the terms of such transactions were as favorable as those that could have been obtained from an unaffiliated third party.

First Union

   The National Auto Partnership

    The First Union Partner is a limited partner of the National Auto Partnership and holds a vested 15.0% limited partner economic interest in the National Auto Partnership. The First Union Partner may earn up to an additional 34.0% limited partner economic interest (or an aggregate of approximately 49.0% when added to the First Union Partner's current vested economic interest), thus diluting the other limited partners but not the public stockholders of the Company, over a period of time expiring on January 31, 1999, based upon various factors, including the overall performance of the First Union Strategic Alliance and the total market value of the Company.

    The National Auto Partnership Agreement provides, in part, that upon the certain named events (collectively, the "Put Events"), the First Union Partner has the right to cause the National Auto Partnership to redeem the First Union Partner interest. The Put Events include: (i) the withdrawal of National Auto from the National Auto Partnership or the addition of one or more persons as general partners thereof (except that such withdrawal and subsequent addition are not considered a Put Event if any of National Auto, Gary Shapiro or Edgar A. Otto is in control of the then general partner of the National Auto Partnership), (ii) any ownership exchanges which have specified tax consequences with respect to National Auto, (iii) any merger, consolidation or other reorganization of the National Auto Partnership or its business (except that no Put Event will be deemed to have occurred if there is not a change in the business of the National Auto Partnership or the substantive terms of the National Auto Partnership Agreement and the First Union Partner's interests in the National Auto Partnership are not adversely affected), (iv) the classification of the National Auto Partnership as an association taxable as a corporation or a publicly traded partnership, (v) December 2002, (vi) subject to certain exceptions, a transfer of partner interests which, when added to all prior transfers, if any, represents aggregate changes in ownership of more than 29.0% of the total partner interest and (vii) the existence of a regulatory requirement that prevents the First Union Partner from owning its ownership interest in the National Auto Partnership. The Partnership Agreement provides, further, that upon the National Auto Partnership's receipt from the First Union Partner of a put notice pursuant to which First Union requests redemption of its interest in the National Auto Partnership, National Auto has the right to (i) dissolve the National Auto Partnership, (ii) sell or exchange 100% of the interests of the National Auto Partnership, (iii) sell or exchange 100.0% of the property of the National Auto Partnership or (iv) offer publicly the equity securities of the National Auto Partnership. Upon receipt from the First Union Partner of a put notice, the National Auto Partnership may redeem the First Union Partner's interest in shares of Common Stock or in such other form of consideration as may be agreed upon.

   The First Union Strategic Alliance

    Pursuant to the Company's referral agreement with First Union, First Union causes First Union Auto Finance to (i) introduce the Company to the approximately 3,400 Dealers throughout twelve states and the District of Columbia with which First Union Auto Finance has an existing relationship and
(ii) refer on an exclusive basis to the Company certain Non-Prime Consumer credit applications for Loans received from such Dealers. In consideration for such services, First Union receives a fee on each Loan purchased by the Company as a result of the First Union Strategic Alliance. Pursuant to the referral agreement, funded Loan referrals are without recourse to First Union. The parties are, however, liable to each other for any breach of their respective presentations, warranties, covenants and indemnities. The term of the referral agreement is for a period of three years that currently terminates in April 2000. Subject to the consent of First Union, the referral agreement may be renewed in April of each year for an additional year, such that, after each renewal, the remaining term of the referral agreement continues to be three years. The Company and First Union have agreed to allow First Union up to and including May 15, 1998 to notify the Company of First Union's renewal or non-renewal of the referral agreement for an additional year. First Union may terminate the referral agreement upon, among other things, a "change of control" of the Company. In the event the referral agreement is terminated, the Company, may, however, continue the relationships it has established with First Union-related Dealers. In addition, the referral agreement precludes the Company from purchasing Loans from First Union-related Dealers through other Strategic Alliances in the same geographic areas as those covered by the First Union Strategic Alliance.

   Lending

    First Union National Bank of North Carolina, a subsidiary of First Union Corporation, is the sole holder of the Class B Certificates that relate to the Revolving Securitization. Additionally, First Union National Bank of Florida, a subsidiary of First Union Corporation, has agreed to lend the Company up to $1.5 million for furniture and equipment purchases for the Company's service center and the Company's corporate headquarters.

   Placement Agent and Underwriting

    First Union Capital Markets Corp. ("FUCMC"), a wholly-owned subsidiary of First Union Corporation has served as placement agent for the Morgan Notes and the Senior Subordinated Notes. FUCMC has also privately placed and acted as underwriter for a public offering of asset-backed securities of the Company in connection with the Company's securitization transactions and may continue to act as placement agent or underwriter for the Company's future securitization and financing activities.

   Registration Rights

    Pursuant to a registration rights agreement with the Company, the First Union Partner was granted certain rights with respect to the registration under the Securities Act of Common Stock distributed to it by the National Auto Partnership (no such distribution has been made as of the date of this Form 10-K).

    Under the registration rights agreement, the First Union Partner can, in certain circumstances, require the Company to effect up to two registrations of any or all of the First Union Partner's share of Common Stock. The Company is not required to honor such request to register shares of Common Stock if the request is made within 90 days of a firm commitment underwritten public offering or before the expiration of any lock-up period required by the underwriters in connection therewith.

    In addition, if the Company proposes to file a registration statement under the Securities Act with respect to an offering by the Company, in certain circumstances the First Union partner can exercise piggy-back registration rights to request participation in the offering. The Company is not required to honor, in full, any such request to register shares of Common Stock if such request would reduce the number or amount of securities to be issued by the Company in any such offering to an amount which, in the opinion of the Board of Directors of the Company, is below that which is necessary and in the best interests of the Company. Furthermore, if an underwritten offering and the underwriter delivers a written opinion that marketing considerations require a limitation on the number of securities to be sold, then the First Union Partner's piggyback registration rights shall be reduced pro rata to the extent necessary to comply with the underwriter's recommendations.

Senior Subordinated Indebtedness

   General

    In December 1997, the Company completed the December Private Placement of $10 million in common stock and $40 million principal amount of Senior Subordinated Notes with detachable Warrants. The private placement of the $10 million in Common Stock resulted in the issuance of 761,905 shares of the Company's Common Stock, to the 1818 Fund., and 1,142,857 shares of the Company's Common Stock to Progressive. The Senior Subordinated Notes, which mature in seven years, bear interest at 11.875% per annum for the first three years, and increase to 12.875% in year four, 13.875% on year five and 14.875% in years six and seven. In connection with the December Private Placement of the Senior Subordinated Notes, the Company issued detachable Warrants with a ten-year maturity, exercisable into Common Stock of the Company at $0.01 per share. The Senior Subordinated Notes and Warrants were purchased by the 1818 Fund, Progressive and Manufacturers Life Insurance Company (USA) ("ManuLife"). In connection with the December Private Placement, the 1818 Fund and Progressive are entitled to nominate, collectively, two individuals to the Company's Board of Directors. The 1818 Fund and Progressive did nominate two individuals to the Company's Board of Directors, and, accordingly, on December 22, 1997, Joseph P. Donlan and David W. Young were elected as Class III Board members with terms expiring at the Company's Annual Meeting in 1999.

   Registration Rights

    Pursuant to a registration rights agreement, the Company has granted the 1818 Fund, Progressive, ManuLife, the First Union Partner, FSA and others certain rights with respect to the registration under the Securities Act of Common Stock held by it. Under the registration rights agreement, the other entities can, in certain circumstances, require the Company to effect up to two registrations of any or all of the their shares of Common Stock. The Company is not required to honor such request to register shares of Common Stock if the request is made within 90 days of a firm commitment underwritten public offering or before the expiration of any lock-up period required by the underwriters in connection therewith.

    In addition, if the Company proposes to file a registration statement (other than a Registration Statement on Form S-4 or S-8 or any successor forms to such Forms) under the Securities Act with respect to an offering by the Company, in certain circumstances the 1818 Fund and Progressive, among others, can exercise incidental registration rights to request participation in the offering. The Company is not required to honor any such request to register shares of Common Stock if, in an underwritten offering, the underwriter(s) have advised the Company in writing that the number of shares requested by the 1818 Fund and Progressive to be registered exceeds the number of securities that can be sold in such offering within an acceptable price range.

Junior Subordinated Indebtedness

    During 1994, Gary L. Shapiro, Edgar A. Otto and Stephen L. Gurba loaned $1,525,000, $3,675,000 and $123,733, respectively, to the Company. During 1995,
Messrs. Shapiro and Otto loaned $539,000 and $342,000, respectively, to the Company. During 1995, Nova Financial Corporation and Nova Corporation, each of which is a privately-held corporation controlled by Messrs. Shapiro and Otto, loaned $100,000 and $1,115,000, respectively, to the Company. During 1996, Nova Corporation loaned $700,000 to the Company. All of such loans were made on a junior subordinated basis and in exchange for the Junior Subordinated Notes. Each of the Junior Subordinated Notes bears interest at a rate of 8.0% per annum payable quarterly in arrears and matures on December 20, 2004. During 1996, the Company repaid $511,000 and $461,000 to Messrs. Shapiro and Otto, respectively. In January 1997, a portion of the Company's proceeds from the Initial Public Offering were used to repay $2,594,186, $1,302,131, $1,122,361, $90,018 and
$72,754 to Mr. Otto, Nova Corporation, Mr. Shapiro, Mr. Gurba and Nova Financial Corporation, respectively. As of December 31, 1997, the Company owed approximately $2.0 million (including $39,000 of accrued and unpaid interest) on the Junior Subordinated Notes. The Company believes that the terms of each of the Junior Subordinated Notes are as favorable as could have been obtained from an unaffiliated third party.

Management and Service Agreements

    The Company is party to a management agreement and a service agreement pursuant to which National Financial provides operational, financial, legal, accounting, management, advisory and other administrative services relating to the management, business operations, assets and interests of the Company. The Company pays a fixed fee of $540,000 per year, plus other fees, costs and expenses, to National Financial for such services. The Company believes that the terms of the management agreement and the service agreement are as favorable as could have been obtained from an unaffiliated third party for comparable services. The Company, with board approval, may from time to time request that National Financial augment the services provided by National Financial, or its successors or assigns, under the management agreement and service agreement to the Company and, accordingly, the Company would pay additional fees for those services. The terms of any such agreement would be, however, on terms the Company considers as favorable as could have been obtained from an unaffiliated third party for comparable services. Each of Gary L. Shapiro and Keith B. Stein is a member of and an executive officer of National Financial, an executive officer of National Auto and a director and officer of the Company.

     National Auto holds a 1% general partner interest in the National Auto Partnership. A majority of the outstanding capital stock of National Auto is owned collectively by Messrs. Shapiro and Otto. The limited partners of the National Auto Partnership include, among others, the S Associates, the O Associates, the First Union Partner, Keith B. Stein, Roy E. Tipton, William G. Magro, Stephen R. Stack and Kevin G. Adams. Messrs. Stein, Tipton, Magro, Stack and Adams are all executive officers of the Company, and Messrs. Stein and Tipton are directors of the Company. Mr. Shapiro, who is Chairman of the Board and Chief Executive Officer of the Company, is the trustee of a trust that owns all of the outstanding capital stock of the general partner of S Associates. Mr. Otto owns all of the outstanding capital stock of the general partner of O Associates. The remaining limited partners of the National Auto Partnership, which include members of the management and employees of the Company, hold the balance of the limited partner economic interests.

Pro-Travel and InfoTech

    The Company uses the services of Pro-Travel, a travel agency, for its travel needs. Pro-Travel is a privately-held corporation, 98% owned by Mr. Shapiro and his wife. All fees charged by Pro-Travel are at the customary rates charged by other third-party providers. The Company intends to continue using Pro-Travel for its travel needs.

   Further, in 1997, the Company used the services of InfoTech Professionals of South Florida, Inc., an employment placement agency, for the retention of certain of the Company's MIS personnel. Mr. Shapiro is a majority stockholder of InfoTech, a privately-held corporation. In 1997, the Company paid InfoTech approximately $31,200 in placement agency fees. The Company believes that the fees charged by InfoTech were at rates comparable to those charged by unrelated third-party providers.

Software Sublicense Agreement

    The Company sublicenses the right to use the CLASS software platform from Pinnacle Portfolio Services LLC ("Pinnacle"), which is controlled by Messrs. Shapiro, Gurba and Stein, directors of the Company. The Company paid Pinnacle a $1.00 fee for the sublicense and assumed Pinnacle's obligation to pay approximately $862,500 in licensing fees to BNI, Inc. ("BNI"), the licensor of the CLASS system. Pinnacle has agreed that, in the event that it generates revenues through its use, if any, of the licensed programs, it will pay the Company, quarterly in arrears, 2% of its gross revenues until the Company has received $432,000 from Pinnacle (representing approximately 50% of the total licensing fees due to BNI under the license agreement). In addition, in the event there is a change in ownership of the Company (as defined in the sublicense agreement), the party undergoing the change in ownership will be obligated to pay BNI a transfer fee of $375,000.

Indebtedness of Management

    In 1997, the Company loaned Mr. Magro $100,000, pending the sale of his home residence in Palm Beach County in connection with his relocation to Jacksonville to manage the Company's Financial Services Division. As part of Mr. Magro's agreement to relocate to Jacksonville, the Company agreed to forgive all or a portion of that loan based on the sale price of Mr. Magro's residence. Mr. Magro sold his residence in March 1998 and paid the Company $59,146 towards the principal owed on the $100,000 Loan. Accordingly, $40,854 of the Loan was forgiven by the Company.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 a) Exhibits

Number      Description                   Method of Filing
------      -----------                   ----------------

3.1  Certificate of Incorporation of the Company.(1)

3.1-1 Certificate  of the  Designations,  Preferences and Rights of the Series A
     Preferred Stock of the Company.(3)

3.2  By-laws of the Company.(1)

4.1  Certificate of Common Stock.(4)

4.2-1Promissory Note,  dated October 31, 1994,  payable by National Auto Finance
     Company L.P. to the order of Gary L. Shapiro.(1)

4.2-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance L.P. to the order of Gary L. Shapiro.(3)

4.3 Promissory Note, dated October 6, 1994, payable by National Auto Finance Company L.P. to the order of Edgar A. Otto.(1)

4.3-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Edgar A. Otto.(3)

4.4 Promissory Note, dated November 8, 1994, payable by National Auto Finance Company L.P. to the order of Stephen L. Gurba.(1)

4.4-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by national Auto Finance Company L.P. to the order of Stephen L. Gurba.(3)

4.5 Promissory Note, dated March 27, 1995, payable by National Auto Finance Company L.P. to the order of Nova Financial Corporation.(1)

4.5-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Nova Financial Corporation.(3)

4.6 Promissory Note, dated May 1, 1995, payable by National Auto Finance Company L.P. to the order of Nova Corporation.(1)

4.6-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Nova Corporation.(3)

4.7 Securities Purchase Agreement (the "Securities Purchase Agreement") by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc., and Manufacturers Life Insurance Company (U.S.A.) dated December 22, 1997.(5)*

4.7-1Waiver and  Amendment No. 1 to the  Securities  Purchase  Agreement,  dated
     March 27, 1998, by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc. and Manufacturers Life Insurance Company.(5)*

4.8 Form of Senior Subordinated Promissory Note issued pursuant to the Securities Purchase Agreement.(5)*

4.9 Form of Warrant to Purchase Shares of Common Stock of National Auto Finance Company, Inc. issued pursuant to the Securities Purchase Agreement.(5)*

4.10 Agreement, dated March 27, 1998, by and between National Auto Finance Company, Inc. and The Structured Finance High Yield Fund, LLC.(5)*

4.11 Senior Subordinated Promissory Note, dated March 27, 1998, executed by National Auto Finance Company, Inc. in favor of The Structured Finance High Yield Fund, LLC, in the amount of $20,000,000.00.(5)*

4.12 Warrant, issued March 27, 1998, executed by National Auto Finance Company, Inc.(5)*

10.1 Second Amended and Restated Agreement of Limited Partnership of NatAuto Finance Company L.P., dated as of September 1, 1995, by and among National Auto Finance Corporation, The S Associates Limited Partnership, The O Associates Limited Partnership, Stephen L. Gurba, Craig Schnee, Roy E. Tipton, Blane H. MacDonald, Michael B. Colley, Irwin I. Kent, William G. Magro, Kevin G. Adams, Kamala R. Chapman, Keith B. Stein, Colleen S. McMillen, Richard H. Steffer, Tim Rooney, Lynn Dunham-Sirota and IronBrand Capital, LLC.(1)

10.1-1First Amendment to Second Amended and Restated Partnership Agreement, dated December 1, 1996.(3)

10.2 1996 Share Incentive Plan.(3)

10.3 401(k) Plan.(1)

10.4 Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and William G. Magro.(3)

10.4-1 First Amendment to Employment Agreement, dated as of May 27, 1997, between National Auto Finance Company, Inc. and William G. Magro.(5)

10.5 Employment Agreement, dated as of September 16, 1995, between National Auto Finance Company, Inc. and Roy E. Tipton.(3)

10.5-1 First Amendment to Employment Agreement, Dated as of December 16, 1997, between National Auto Finance Company, Inc. and Roy E. Tipton.(5)

10.6 Employment Agreement, dated as of October 19, 1995, between National Auto Finance Company, Inc. and Blane H. McDonald.(3)

10.7 Employment Agreement, dated as of December 31, 1996, between National Auto Finance Company, Inc. and Stephen R. Stack.(3)

10.8 Receivables Purchase Agreement, dated as of December 8, 1994, by and between National Auto Finance Company L.P., as Seller, and NAFCO Funding Trust, as Purchaser.(1)

10.9 Promissory Note, dated December 8, 1994, payable by NAFCO Funding Trust to the order of National Auto Finance Company L.P.(1)

10.10NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.10-1  Consent  and  Amendment,  dated  as of  July 2,  1996,  to  NAFCO  Auto
     Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.(5)*

10.11Series  1994-R,  Class B  Supplement,  dated as of December 8, 1994, to the
     Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.12Trust  Agreement,  dated as of  October  5,  1994,  between  National  Auto
     Finance Corporation and Bankers Trust.(1)

10.13First Amendment and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, between National Auto Finance Company L.P., as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee and Gary L. Shapiro and Edgar A. Otto, as Co-Trustees.(1)

10.14Amended and Restated Servicing Agreement, dated as of December 5, 1994, by and between World Omni Financial Corp. and National Auto Finance Company L.P.(1)

10.14-1  Amendment  to Amended and  Restated  Servicing  Agreement,  dated as of
     September 6, 1995, by and among World Omni Financial Corp. and National Auto Finance Company L.P.(5)*

10.14-2 Second Amendment to Amended and Restated Servicing Agreement, dated as of June 24, 1997, by and between Omni Financial Services of America, Inc., as assignee of World Omni Financial Corp., and National Auto Finance Company, Inc., as assignee of National Auto Finance Company L.P.(5)*

10.14-3 Third Amendment to the Amended and Restated Servicing Agreement, dated as of September 12, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.14-4 Fourth Amendment to the Amended and Restated Servicing Agreement, dated as of October 12, 1997, by and between Omni Financial Services of America, Inc.(5)*

10.14-5 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. ("WOFC"), as Servicer, and National Auto Finance Company L.P., dated as of November 21, 1995 by and between Omni Financial Services of America, Inc., as assignee of WOFC ("Servicer") and NAFCO.(1)

10.14-6 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. (WOFC) and National Auto Finance Company L.P. (NAFCO), dated as of November 13, 1996 by and between Omni Financial Services of America, Inc., as assignee of WOFC, and NAFCO.(2)

10.14-7  Supplement  to Amended and Restated  Servicing  Agreement,  December 5,
     1994, as amended as of October 1, 1995 and November 13, 1996, dated as of July 23, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.14-8  Supplement  to Amended and Restated  Servicing  Agreement,  dated as of
     December 5, 1994, as amended as of October 1, 1995, June 24, 1997 and July 21, 1997 and supplemented as of November 21, 1995, November 13, 1996, July 12, 1997 and September 19, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.15Certificate  Purchase  Agreement,  dated as of December 8, 1994, among NAFI
     Funding Trust, National Auto Finance Company L.P., as Initial Administrator and First Union National Bank of North Carolina.(1)

10.16Management  Agreement,  dated  as of  December  29,  1994,  by and  between
     National   Auto   Finance   Company   L.P.   and   National   Auto  Finance
     Corporation.(1)

10.16-1 First Amendment of Management Agreement, dated as of January 1, 1996, by and between National Auto Finance Company L.P., Auto Credit Clearinghouse L.P. and National Auto Finance Corporation.(1)

10.16-2 Second Amendment to Management Agreement, dated as of January 1, 1997, by and among National Auto Finance Corporation, National Auto Finance Company, Inc., National Auto Finance Company, L.P. and National Financial Companies LLC.(5)*

10.17Services Agreement,  dated as of December 29, 1994, by and between National
     Auto Finance Corporation and National Financial Corporation.(1)

10.17-1 First Amendment to Services Agreement, dated as of January 1, 1996, by and between National Auto Finance Corporation and National Financial Corporation.(1)

10.17-2 Second Amendment to Services Agreement, dated as of January 1, 1997, by and between National Auto Finance Corporation, National Auto Finance Company, Inc. and National Financial Companies LLC.(5)*

10.18Pooling and Servicing Agreement, dated as of October 1, 1995, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P., as Master Servicer, and Harris Trust and Savings Bank, as Trustee.(1)

10.19Assignment  Agreement,  dated as of October 1, 1995,  between Bankers Trust
     Company, as Trustee, and National Financial Auto Funding Trust.(1)

10.20Transfer  Agreement  No. 1, dated as of October 1, 1995,  between  National
     Financial Auto Funding Trust and Harris Trust and Savings Bank.(1)

10.21Insurance and  Indemnity  Agreement,  dated as of November 21, 1995,  among
     Financial Security Assurance, Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.(1)

10.22Indemnification  Agreement,  dated as of November 21, 1995, among Financial
     Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.(1)

10.23Master  Spread  Account  Agreement,  dated as of November 21,  1995,  among
     National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(1)

10.24Financial Guaranty  Insurance Policy (Policy No.:  50522-N),  together with
     Endorsement No. 1 thereto, dated November 13, 1996, issued by Financial Security Assurance Inc. in favor of

     Harris Trust and Savings Bank, as trustee for the benefit of the Certificate Holders.(1)

10.25Custodial  Agreement,  dated as of November 21,  1995,  by and between Omni
     Financial Services of America, Inc., as custodian, and National Auto Finance Company L.P., as Master Servicer.(1)

10.26Amendment, dated as of November 21, 1995, to the First Amended and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, among National Auto Finance Company L.P., as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee, and Gary L. Shapiro, Edgar Otto A. and Andrew Stidd, as Co-Trustees.(1)

10.27 Form of Indemnification Agreement.(4)

10.28Assignment and Assumption  Agreement,  dated as of October 7, 1996, between
     National  Auto Finance  Company,  Inc. and  National  Auto Finance  Company
     L.P.(1)

10.29Pooling and Servicing Agreement, dated as of October 21, 1996, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P., as Servicer, and Harris Trust and Savings Bank, as Trustee.(2)

10.30Purchase and Contribution Agreement, dated as of October 21, 1996, by and between National Auto Finance Company L.P. and National Financial Auto Funding Trust.(2)

10.31Assignment  Agreement,  dated as of October 21, 1996, between Bankers Trust
     Company and National Financial Auto Funding Trust II.(2)

10.32Master  Spread  Account  Agreement,  dated as of November 13,  1996,  among
     National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and Collateral Agent.(2)

10.33Insurance and  Indemnity  Agreement,  dated as of November 13, 1996,  among
     Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.(2)

10.34Sale  Agreement,  dated as of October 21,  1996,  by and  between  National
     Financial  Auto Funding  Trust and National  Financial  Auto Funding  Trust
     II.(2)

10.35Transfer  Agreement  No. 1, dated as of  November  13,  1996,  by  National
     Financial Auto Funding Trust as Transferor to Harris Trust and Savings Bank, as Trustee, pursuant to a Pooling and Servicing Agreement, dated as of October 21, 1996.(2)

10.36Form of Financial  Guaranty  Insurance Policy issued by Financial  Security
     Assurance Inc.(2)

10.37Agreement,  dated as of June 16, 1997,  by and between CTC  Investments  II
     Limited and National Auto Finance Company, Inc.(5)*

10.37-1 First  Amendment to Lease  Agreement  dated June 16, 1997 by and between
     CTC Investments II Limited and National Auto Finance Company, Inc. dated October 1, 1997.(5)*

10.38Referral Agreement,  dated as of April 15, 1996, by and between First Union
     National Bank of North Carolina and Auto Credit Clearinghouse L.P.(4)

10.39Trust  Agreement,  dated as of July 21, 1997,  between  National  Financial
     Auto Funding Trust and Wilmington Trust Company, as trustee.(5)*

10.40Indenture,  dated as of June 29, 1997, by and between National Auto Finance
     1997-1 Trust and Harris Trust and Savings Bank as Trustee.(5)*

10.41Sale and Servicing Agreement, dated as of June 29, 1997, by and among National Auto Finance 1997-1 Trust, as Seller, National Financial Auto Finance 1997-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

10.42Financial Guaranty Insurance Policy, dated as of July 23, 1997, delivered by Financial Security Assurance, Inc.(5)*

10.43Purchase and  Contribution  Agreement,  dated June 29, 1997, by and between
     National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)*

10.44Sale  Agreement,  dated  as of  June  29,  1997,  by and  between  National
     Financial Auto Funding Trust II and National Financial Auto Funding Trust.(5)*

10.45Indemnification Agreement, dated as of July 23, 1997, by and among Financial Security Assurance Inc., National Finance Auto Funding Trust and First Union Capital Markets Corp.(5)*

10.46Amendment No. 1 dated 1997, by and among  National  Financial  Auto Funding
     Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995 and Master Spread Account Agreement dated as of November 13, 1996, in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(5)*

10.47Amendment No. 1 dated October 1, 1997, among Financial  Security  Assurance
     Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc. to Insurance and Indemnity Agreement dated as of November 21, 1995 and Insurance and Indemnity Agreement dated as of November 13, 1996 in each case among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc.(5)*

10.48Amendment  to  First  Amended  and  Restated  Trust  Agreement  dated as of
     December 8, 1994 among National Auto Finance Company, Inc., the Trustee, and the Co-Trustees, and Section 10.03 of the Trust Agreement dated as of December 8, 1995 among National Auto Finance Company, Inc., the Trustee and the Co-Trustees, made as of October 1, 1997 among National Auto Finance Company, Inc., The Chase Manhattan Bank Delaware, as Trustee of National Financial Auto Funding Trust II and National Financial Auto Funding Trust II and the co-trustee of such trusts.(5)*

10.49Investment  Agreement  dated as of October 1, 1997 by and between  National
     Auto Finance Company, Inc. and FSA Portfolio Management, Inc.(5)*

10.50Revolving  Credit  Agreement  dated as of September 29, 1997 among National
     Auto Finance Company, Inc. and BankBoston, N.A., for itself and as agent for the other lending institutions named therein.(5)*

10.50-1 Amendment Agreement No. 1 to Revolving Credit Agreement dated October 1,
     1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.50-2 Amendment  Agreement No. 2 to Revolving  Credit Agreement dated December
     19, 1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.50-3 Amendment Agreement No. 3 to the Revolving Credit Agreement, dated March
     19, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(5)*

10.50-4 Amendment Agreement No. 4 to the Revolving Credit Agreement, dated March
     27, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(5)*

10.51Trademark  Collateral  Security and Pledge  Agreement dated as of September
     29, 1997, between National Auto Finance Company, Inc. and BankBoston, N.A., for itself and other banking institutions.(5)*

10.52Pledge  Agreement  made as of September 29, 1997 by and among National Auto
     Finance Company, Inc., National Chartered Auto Corporation and BankBoston, N.A.(5)*

10.53Note dated as of  September  29,  1997  payable by  National  Auto  Finance
     Company, Inc. to BankBoston, N.A., as agent.(5)*

10.54Lease Agreement dated October 1996, by and between CanPro  Investments Ltd.
     and National Auto Finance Company L.P.(5)*

10.55Master Lease  Agreement  between  National Auto Finance  Company,  Inc. and
     Nova Corporation, dated September 1, 1995.(5)*

10.56Lease Agreement  dated November 8, 1996 by and between CanPro  Investments,
     Ltd. and National Auto Finance Corporation L.P.(5)*

10.57Lease  Agreement  dated April 8, 1996,  by and between  CanPro  Investments
     Ltd. and National Auto Financial Corporation or its assignee Auto Credit Clearinghouse.(5)*

10.58Software  License,  Support and Usage  Agreement  dated as of February  14,
     1997 by and between BNI, Inc. and National Auto Finance Company L.P.(5)*

10.58-1 First Amendment to Software License, Support and Usage Agreement dated as of December 15, 1997 by and between BNI, Inc. and National Auto Finance Company L.P.(5)*

10.59Software  Sublicense,  Support and Usage Agreement dated as of February 17,
     1997, by and between Pinnacle Portfolio Services LLC and National Auto Finance Company, Inc.(5)*

10.60Consent and  Amendment,  dated as of September 25, 1997,  between  National
     Financial Auto Funding Trust, National Auto Finance Company, Inc., First Union National Bank and Bankers Trust Company, as Trustee of National Financial Auto Receivables Master Trust.(5)*

10.61Security  Agreement,  dated as of September 29, 1997, between National Auto
     Finance Company, Inc. and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.62[Intentionally Omitted.]

10.63Amendment,  dated as of  September  25,  1997,  to  Pooling  and  Servicing
     Agreements, dated as of October 1, 1995 and October 21, 1996, each among National Financial Auto Funding Trust, National Auto Finance Company, Inc., as successor to National Auto Finance Company L.P., and Harris Trust and Savings Bank, as trustee.(5)*

10.64Waiver letter of Financial Assurance Inc., dated as of September 25, 1997, to National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)

10.65[Intentionally Omitted.]

10.66Insurance and Indemnity Agreement, among Financial Security Assurance Inc.,
     National Auto Finance 1997-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of July 23, 1997.(5)*

10.67Master Spread  Account  Agreement,  dated as July 23, 1997,  among National
     Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(5)*

10.68Custodial  Agreement,  dated  as of July  23,  1997,  by and  between  Omni
     Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(5)*

10.69$1.5 million Promissory Note, dated as of August 25, 1997, payable by National Auto Finance Company, Inc. to First Union National Bank.(5)

10.70Security  Agreement,  dated as of August 25,  1997,  delivered  by National
     Auto Finance Company, Inc. to First Union National Bank.(5)*

10.71Loan  Agreement,  dated as of August 25, 1997,  by and between  First Union
     National Bank and National Auto Finance Company, Inc.(5)

10.72 Voting Agreement by and among The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc. and National Auto Finance Company, L.P dated December 22, 1997.(5)

10.73 Restated Registration Rights Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc. and Certain Investors.(5)*

10.74 Junior Subordination Agreement, dated as of March 27, 1998, among BankBoston, N.A., The 1818 Mezzanine Fund, L.P., PC Investment Company, Manufacturers Life Insurance Company (U.S.A.), Nova Financial Corporation, Nova Corporation, The Structured Finance High Yield Fund, LLC and National Auto Finance Company, Inc.(5)*

10.75 Indenture, dated as of December 15, 1997, by and between National Auto Finance 1998-1 Trust and Harris Trust and Savings Bank at Trustee.(5)*

10.76Sale and Servicing Agreement, dated as of December 15, 1997, by and among National Auto Finance 1998-1 Trust, as Seller, National Financial Auto Finance 1998-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

10.77 Insurance and Indemnity Agreement, among Financial Security Assurance Inc., National Auto Finance 1998-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of January 20, 1998.(5)*

10.78 Master Spread Account Agreement, dated as January 20, 1998, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(5)*

10.79 Custodial Agreement, dated as of January 20, 1998, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(5)*

10.80 Sale Agreement, dated as of December 15, 1997, by and between National Financial Auto Funding Trust Il and National Financial Auto Funding Trust.(5)*

10.81 Trust Agreement, dated as of December 15, 1997, between National Financial Auto Funding Trust and Wilmington Trust Company.(5)*

10.82 Purchase and Contribution Agreement, dated December 15, 1997, by and between National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)*

10.83 Assignment Agreement, dated as of December 15, 1997, between Bankers Trust Company and National Financial Auto Funding Trust II.(5)*

10.84 Indemnification Agreement, dated as of January 20, 1998, by and among Financial Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.(5)*

10.85 Amendment, dated as of January 20, 1998, by and among National Financial Auto Funding Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995, Master Spread Account Agreement dated as of November 13, 1996, and Master Spread Account Agreement dated as of July 23, 1997 in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(5)*

10.86 Referral Agreement, dated as of February 26, 1998, by and between U.S. Bank, N.A. and Auto Credit Clearinghouse, a division of National Auto Finance Company, Inc.(5)*

11.1 Earnings Per Share.(5)

23.1 Consent of KPMG Peat Marwick LLP.(5)

27.1 Financial Data Schedule.(5)

------------------
* Filed in the form executed.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13667) as filed with the Securities and Exchange Commission on October 8, 1996.

(2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-13667) as filed with the Securities and Exchange Commission on November 25, 1996.

(3) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-1/A (Registration No. 333-13667) as filed with the Securities and Exchange Commission on January 9, 1997.

(4) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form S-1/A (Registration No. 333-13667) as filed with the Securities and Exchange Commission on January 28, 1997.

(5)  Filed herewith.

   Reports on Form 8-K

     On November 26, 1997, the Company filed a Form 8-K announcing its revised third quarter and nine month earnings release for the periods ended September 30, 1997.

     On December 22, 1997, the Company filed a Form 8-K announcing: (1) the private placement of $10 million in common stock and $40 million principal amount of Senior Subordinated Notes with detachable warrants; and (2) that the Company reset the exercise price of all director, officer and employee stock options to $5.25 per share.

     No other reports on Form 8-K were filed in the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL AUTO FINANCE COMPANY, INC.

April 30, 1998                      By:  /s/ Keith B. Stein
                                         ---------------------------------------
                                    Name:  Keith B. Stein
                                    Title:  Vice Chairman, Chief Financial
                                             Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary L. Shapiro      Chief Executive Officer             April 30, 1998
Gary L. Shapiro          and Chairman of the Board
                         (principal executive officer)

/s/ Keith B. Stein       Vice Chairman, Chief Financial      April 30, 1998
Keith B. Stein           Officer, Treasurer and Director
                         (principal financial officer)

/s/ Kevin G. Adams       Senior Vice President, Finance      April 30, 1998
Kevin G. Adams           (principal accounting officer)


/s/ Joseph P. Donlan     Director                            April 30, 1998
Joseph P. Donlan


/s/ Stephen L. Gurba     Director                            April 30, 1998
Stephen L. Gurba


/s/ Peter Offermann      Director                            April 30, 1998
Peter Offermann


/s/ Morgan M. Schuessler Director                            April 30, 1998
Morgan M. Schuessler


/s/ Roy E. Tipton        Director                            April 30, 1998
Roy E. Tipton


/s/ David W. Young       Director                            April 30, 1998
David W. Young

                                 EXHIBIT INDEX

   Exhibits

Number      Description                   Method of Filing
------      -----------                   ----------------

3.1  Certificate of Incorporation of the Company.(1)

3.1-1 Certificate  of the  Designations,  Preferences and Rights of the Series A
     Preferred Stock of the Company.(3)

3.2  By-laws of the Company.(1)

4.1  Certificate of Common Stock.(4)

4.2-1Promissory Note,  dated October 31, 1994,  payable by National Auto Finance
     Company L.P. to the order of Gary L. Shapiro.(1)

4.2-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance L.P. to the order of Gary L. Shapiro.(3)

4.3 Promissory Note, dated October 6, 1994, payable by National Auto Finance Company L.P. to the order of Edgar A. Otto.(1)

4.3-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Edgar A. Otto.(3)

4.4 Promissory Note, dated November 8, 1994, payable by National Auto Finance Company L.P. to the order of Stephen L. Gurba.(1)

4.4-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by national Auto Finance Company L.P. to the order of Stephen L. Gurba.(3)

4.5 Promissory Note, dated March 27, 1995, payable by National Auto Finance Company L.P. to the order of Nova Financial Corporation.(1)

4.5-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Nova Financial Corporation.(3)

4.6 Promissory Note, dated May 1, 1995, payable by National Auto Finance Company L.P. to the order of Nova Corporation.(1)

4.6-1Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company L.P. to the order of Nova Corporation.(3)

4.7 Securities Purchase Agreement (the "Securities Purchase Agreement") by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc., and Manufacturers Life Insurance Company (U.S.A.) dated December 22, 1997.(5)*

4.7-1Waiver and  Amendment No. 1 to the  Securities  Purchase  Agreement,  dated
     March 27, 1998, by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc. and Manufacturers Life Insurance Company.(5)*

4.8 Form of Senior Subordinated Promissory Note issued pursuant to the Securities Purchase Agreement.(5)*

4.9 Form of Warrant to Purchase Shares of Common Stock of National Auto Finance Company, Inc. issued pursuant to the Securities Purchase Agreement.(5)*

4.10 Agreement, dated March 27, 1998, by and between National Auto Finance Company, Inc. and The Structured Finance High Yield Fund, LLC.(5)*

4.11 Senior Subordinated Promissory Note, dated March 27, 1998, executed by National Auto Finance Company, Inc. in favor of The Structured Finance High Yield Fund, LLC, in the amount of $20,000,000.00.(5)*

10.1 Warrant, issued March 27, 1998, executed by National Auto Finance Company, Inc.(5)*

10.1 Second Amended and Restated Agreement of Limited Partnership of NatAuto Finance Company L.P., dated as of September 1, 1995, by and among National Auto Finance Corporation, The S Associates Limited Partnership, The O Associates Limited Partnership, Stephen L. Gurba, Craig Schnee, Roy E. Tipton, Blane H. MacDonald, Michael B. Colley, Irwin I. Kent, William G. Magro, Kevin G. Adams, Kamala R. Chapman, Keith B. Stein, Colleen S. McMillen, Richard H. Steffer, Tim Rooney, Lynn Dunham-Sirota and IronBrand Capital, LLC.(1)

10.1-1First Amendment to Second Amended and Restated Partnership Agreement, dated December 1, 1996.(3)

10.2 1996 Share Incentive Plan.(3)

10.3 401(k) Plan.(1)

10.4 Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and William G. Magro.(3)

10.4-1 First Amendment to Employment Agreement, dated as of May 27, 1997, between National Auto Finance Company, Inc. and William G. Magro.(5)

10.5 Employment Agreement, dated as of September 16, 1995, between National Auto Finance Company, Inc. and Roy E. Tipton.(3)

10.5-1 First Amendment to Employment Agreement, Dated as of December 16, 1997, between National Auto Finance Company, Inc. and Roy E. Tipton.(5)

10.6 Employment Agreement, dated as of October 19, 1995, between National Auto Finance Company, Inc. and Blane H. McDonald.(3)

10.7 Employment Agreement, dated as of December 31, 1996, between National Auto Finance Company, Inc. and Stephen R. Stack.(3)

10.8 Receivables Purchase Agreement, dated as of December 8, 1994, by and between National Auto Finance Company L.P., as Seller, and NAFCO Funding Trust, as Purchaser.(1)

10.9 Promissory Note, dated December 8, 1994, payable by NAFCO Funding Trust to the order of National Auto Finance Company L.P.(1)

10.10NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.10-1  Consent  and  Amendment,  dated  as of  July 2,  1996,  to  NAFCO  Auto
     Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.(5)*

10.11Series  1994-R,  Class B  Supplement,  dated as of December 8, 1994, to the
     Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company L.P., as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.12Trust  Agreement,  dated as of  October  5,  1994,  between  National  Auto
     Finance Corporation and Bankers Trust.(1)

10.13First Amendment and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, between National Auto Finance Company L.P., as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee and Gary L. Shapiro and Edgar A. Otto, as Co-Trustees.(1)

10.14Amended and Restated Servicing Agreement, dated as of December 5, 1994, by and between World Omni Financial Corp. and National Auto Finance Company L.P.(1)

10.14-1  Amendment  to Amended and  Restated  Servicing  Agreement,  dated as of
     September 6, 1995, by and among World Omni Financial Corp. and National Auto Finance Company L.P.(5)*

10.14-2 Second Amendment to Amended and Restated Servicing Agreement, dated as of June 24, 1997, by and between Omni Financial Services of America, Inc., as assignee of World Omni Financial Corp., and National Auto Finance Company, Inc., as assignee of National Auto Finance Company L.P.(5)*

10.14-3 Third Amendment to the Amended and Restated Servicing Agreement, dated as of September 12, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.14-4 Fourth Amendment to the Amended and Restated Servicing Agreement, dated as of October 12, 1997, by and between Omni Financial Services of America, Inc.(5)*

10.14-5 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. ("WOFC"), as Servicer, and National Auto Finance Company L.P., dated as of November 21, 1995 by and between Omni Financial Services of America, Inc., as assignee of WOFC ("Servicer") and NAFCO.(1)

10.14-6 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. (WOFC) and National Auto Finance Company L.P. (NAFCO), dated as of November 13, 1996 by and between Omni Financial Services of America, Inc., as assignee of WOFC, and NAFCO.(2)

10.14-7  Supplement  to Amended and Restated  Servicing  Agreement,  December 5,
     1994, as amended as of October 1, 1995 and November 13, 1996, dated as of July 23, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.14-8  Supplement  to Amended and Restated  Servicing  Agreement,  dated as of
     December 5, 1994, as amended as of October 1, 1995, June 24, 1997 and July 21, 1997 and supplemented as of November 21, 1995, November 13, 1996, July 12, 1997 and September 19, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.15Certificate  Purchase  Agreement,  dated as of December 8, 1994, among NAFI
     Funding Trust, National Auto Finance Company L.P., as Initial Administrator and First Union National Bank of North Carolina.(1)

10.16Management  Agreement,  dated  as of  December  29,  1994,  by and  between
     National   Auto   Finance   Company   L.P.   and   National   Auto  Finance
     Corporation.(1)

10.16-1 First Amendment of Management Agreement, dated as of January 1, 1996, by and between National Auto Finance Company L.P., Auto Credit Clearinghouse L.P. and National Auto Finance Corporation.(1)

10.16-2 Second Amendment to Management Agreement, dated as of January 1, 1997, by and among National Auto Finance Corporation, National Auto Finance Company, Inc., National Auto Finance Company, L.P. and National Financial Companies LLC.(5)*

10.17Services Agreement,  dated as of December 29, 1994, by and between National
     Auto Finance Corporation and National Financial Corporation.(1)

10.17-1 First Amendment to Services Agreement, dated as of January 1, 1996, by and between National Auto Finance Corporation and National Financial Corporation.(1)

10.17-2 Second Amendment to Services Agreement, dated as of January 1, 1997, by and between National Auto Finance Corporation, National Auto Finance Company, Inc. and National Financial Companies LLC.(5)*

10.18Pooling and Servicing Agreement, dated as of October 1, 1995, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P., as Master Servicer, and Harris Trust and Savings Bank, as Trustee.(1)

10.19Assignment  Agreement,  dated as of October 1, 1995,  between Bankers Trust
     Company, as Trustee, and National Financial Auto Funding Trust.(1)

10.20Transfer  Agreement  No. 1, dated as of October 1, 1995,  between  National
     Financial Auto Funding Trust and Harris Trust and Savings Bank.(1)

10.21Insurance and  Indemnity  Agreement,  dated as of November 21, 1995,  among
     Financial Security Assurance, Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.(1)

10.22Indemnification  Agreement,  dated as of November 21, 1995, among Financial
     Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.(1)

10.23Master  Spread  Account  Agreement,  dated as of November 21,  1995,  among
     National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(1)

10.24Financial Guaranty  Insurance Policy (Policy No.:  50522-N),  together with
     Endorsement No. 1 thereto, dated November 13, 1996, issued by Financial Security Assurance Inc. in favor of

     Harris Trust and Savings Bank, as trustee for the benefit of the Certificate Holders.(1)

10.25Custodial  Agreement,  dated as of November 21,  1995,  by and between Omni
     Financial Services of America, Inc., as custodian, and National Auto Finance Company L.P., as Master Servicer.(1)

10.26Amendment, dated as of November 21, 1995, to the First Amended and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, among National Auto Finance Company L.P., as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee, and Gary L. Shapiro, Edgar Otto A. and Andrew Stidd, as Co-Trustees.(1)

10.27 Form of Indemnification Agreement.(4)

10.28Assignment and Assumption  Agreement,  dated as of October 7, 1996, between
     National  Auto Finance  Company,  Inc. and  National  Auto Finance  Company
     L.P.(1)

10.29Pooling and Servicing Agreement, dated as of October 21, 1996, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company L.P., as Servicer, and Harris Trust and Savings Bank, as Trustee.(2)

10.30Purchase and Contribution Agreement, dated as of October 21, 1996, by and between National Auto Finance Company L.P. and National Financial Auto Funding Trust.(2)

10.31Assignment  Agreement,  dated as of October 21, 1996, between Bankers Trust
     Company and National Financial Auto Funding Trust II.(2)

10.32Master  Spread  Account  Agreement,  dated as of November 13,  1996,  among
     National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and Collateral Agent.(2)

10.33Insurance and  Indemnity  Agreement,  dated as of November 13, 1996,  among
     Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company L.P.(2)

10.34Sale  Agreement,  dated as of October 21,  1996,  by and  between  National
     Financial  Auto Funding  Trust and National  Financial  Auto Funding  Trust
     II.(2)

10.35Transfer  Agreement  No. 1, dated as of  November  13,  1996,  by  National
     Financial Auto Funding Trust as Transferor to Harris Trust and Savings Bank, as Trustee, pursuant to a Pooling and Servicing Agreement, dated as of October 21, 1996.(2)

10.36Form of Financial  Guaranty  Insurance Policy issued by Financial  Security
     Assurance Inc.(2)

10.37Agreement,  dated as of June 16, 1997,  by and between CTC  Investments  II
     Limited and National Auto Finance Company, Inc.(5)*

10.37-1 First  Amendment to Lease  Agreement  dated June 16, 1997 by and between
     CTC Investments II Limited and National Auto Finance Company, Inc. dated October 1, 1997.(5)*

10.38Referral Agreement,  dated as of April 15, 1996, by and between First Union
     National Bank of North Carolina and Auto Credit Clearinghouse L.P.(4)

10.39Trust  Agreement,  dated as of July 21, 1997,  between  National  Financial
     Auto Funding Trust and Wilmington Trust Company, as trustee.(5)*

10.40Indenture,  dated as of June 29, 1997, by and between National Auto Finance
     1997-1 Trust and Harris Trust and Savings Bank as Trustee.(5)*

10.41Sale and Servicing Agreement, dated as of June 29, 1997, by and among National Auto Finance 1997-1 Trust, as Seller, National Financial Auto Finance 1997-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

10.42Financial Guaranty Insurance Policy, dated as of July 23, 1997, delivered by Financial Security Assurance, Inc.(5)*

10.43Purchase and  Contribution  Agreement,  dated June 29, 1997, by and between
     National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)*

10.44Sale  Agreement,  dated  as of  June  29,  1997,  by and  between  National
     Financial Auto Funding Trust II and National Financial Auto Funding Trust.(5)*

10.45Indemnification Agreement, dated as of July 23, 1997, by and among Financial Security Assurance Inc., National Finance Auto Funding Trust and First Union Capital Markets Corp.(5)*

10.46Amendment No. 1 dated 1997, by and among  National  Financial  Auto Funding
     Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995 and Master Spread Account Agreement dated as of November 13, 1996, in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(5)*

10.47Amendment No. 1 dated October 1, 1997, among Financial  Security  Assurance
     Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc. to Insurance and Indemnity Agreement dated as of November 21, 1995 and Insurance and Indemnity Agreement dated as of November 13, 1996 in each case among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc.(5)*

10.48Amendment  to  First  Amended  and  Restated  Trust  Agreement  dated as of
     December 8, 1994 among National Auto Finance Company, Inc., the Trustee, and the Co-Trustees, and Section 10.03 of the Trust Agreement dated as of December 8, 1995 among National Auto Finance Company, Inc., the Trustee and the Co-Trustees, made as of October 1, 1997 among National Auto Finance Company, Inc., The Chase Manhattan Bank Delaware, as Trustee of National Financial Auto Funding Trust II and National Financial Auto Funding Trust II and the co-trustee of such trusts.(5)*

10.49Investment  Agreement  dated as of October 1, 1997 by and between  National
     Auto Finance Company, Inc. and FSA Portfolio Management, Inc.(5)*

10.50Revolving  Credit  Agreement  dated as of September 29, 1997 among National
     Auto Finance Company, Inc. and BankBoston, N.A., for itself and as agent for the other lending institutions named therein.(5)*

10.50-1 Amendment Agreement No. 1 to Revolving Credit Agreement dated October 1,
     1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.50-2 Amendment  Agreement No. 2 to Revolving  Credit Agreement dated December
     19, 1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.50-3 Amendment Agreement No. 3 to the Revolving Credit Agreement, dated March
     19, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(5)*

10.50-4 Amendment Agreement No. 4 to the Revolving Credit Agreement, dated March
     27, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(5)*

10.51Trademark  Collateral  Security and Pledge  Agreement dated as of September
     29, 1997, between National Auto Finance Company, Inc. and BankBoston, N.A., for itself and other banking institutions.(5)*

10.52Pledge  Agreement  made as of September 29, 1997 by and among National Auto
     Finance Company, Inc., National Chartered Auto Corporation and BankBoston, N.A.(5)*

10.53Note dated as of  September  29,  1997  payable by  National  Auto  Finance
     Company, Inc. to BankBoston, N.A., as agent.(5)*

10.54Lease Agreement dated October 1996, by and between CanPro  Investments Ltd.
     and National Auto Finance Company L.P.(5)*

10.55Master Lease  Agreement  between  National Auto Finance  Company,  Inc. and
     Nova Corporation, dated September 1, 1995.(5)*

10.56Lease Agreement  dated November 8, 1996 by and between CanPro  Investments,
     Ltd. and National Auto Finance Corporation L.P.(5)*

10.57Lease  Agreement  dated April 8, 1996,  by and between  CanPro  Investments
     Ltd. and National Auto Financial Corporation or its assignee Auto Credit Clearinghouse.(5)*

10.58Software  License,  Support and Usage  Agreement  dated as of February  14,
     1997 by and between BNI, Inc. and National Auto Finance Company L.P.(5)*

10.58-1 First Amendment to Software License, Support and Usage Agreement dated as of December 15, 1997 by and between BNI, Inc. and National Auto Finance Company L.P.(5)*

10.59Software  Sublicense,  Support and Usage Agreement dated as of February 17,
     1997, by and between Pinnacle Portfolio Services LLC and National Auto Finance Company, Inc.(5)*

10.60Consent and  Amendment,  dated as of September 25, 1997,  between  National
     Financial Auto Funding Trust, National Auto Finance Company, Inc., First Union National Bank and Bankers Trust Company, as Trustee of National Financial Auto Receivables Master Trust.(5)*

10.61Security  Agreement,  dated as of September 29, 1997, between National Auto
     Finance Company, Inc. and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.62[Intentionally Omitted.]

10.63Amendment,  dated as of  September  25,  1997,  to  Pooling  and  Servicing
     Agreements, dated as of October 1, 1995 and October 21, 1996, each among National Financial Auto Funding Trust, National Auto Finance Company, Inc., as successor to National Auto Finance Company L.P., and Harris Trust and Savings Bank, as trustee.(5)*

10.64Waiver letter of Financial Assurance Inc., dated as of September 25, 1997, to National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)

10.65[Intentionally Omitted.]

10.66Insurance and Indemnity Agreement, among Financial Security Assurance Inc.,
     National Auto Finance 1997-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of July 23, 1997.(5)*

10.67Master Spread  Account  Agreement,  dated as July 23, 1997,  among National
     Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(5)*

10.68Custodial  Agreement,  dated  as of July  23,  1997,  by and  between  Omni
     Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(5)*

10.69$1.5 million Promissory Note, dated as of August 25, 1997, payable by National Auto Finance Company, Inc. to First Union National Bank.(5)

10.70Security  Agreement,  dated as of August 25,  1997,  delivered  by National
     Auto Finance Company, Inc. to First Union National Bank.(5)*

10.71Loan  Agreement,  dated as of August 25, 1997,  by and between  First Union
     National Bank and National Auto Finance Company, Inc.(5)

10.72 Voting Agreement by and among The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc. and National Auto Finance Company, L.P dated December 22, 1997.(5)

10.73 Restated Registration Rights Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc. and Certain Investors.(5)*

10.74 Junior Subordination Agreement, dated as of March 27, 1998, among BankBoston, N.A., The 1818 Mezzanine Fund, L.P., PC Investment Company, Manufacturers Life Insurance Company (U.S.A.), Nova Financial Corporation, Nova Corporation, The Structured Finance High Yield Fund, LLC and National Auto Finance Company, Inc.(5)*

10.75 Indenture, dated as of December 15, 1997, by and between National Auto Finance 1998-1 Trust and Harris Trust and Savings Bank at Trustee.(5)*

10.76Sale and Servicing Agreement, dated as of December 15, 1997, by and among National Auto Finance 1998-1 Trust, as Seller, National Financial Auto Finance 1998-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

10.77 Insurance and Indemnity Agreement, among Financial Security Assurance Inc., National Auto Finance 1998-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of January 20, 1998.(5)*

10.78 Master Spread Account Agreement, dated as January 20, 1998, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(5)*

10.79 Custodial Agreement, dated as of January 20, 1998, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(5)*

10.80 Sale Agreement, dated as of December 15, 1997, by and between National Financial Auto Funding Trust Il and National Financial Auto Funding Trust.(5)*

10.81 Trust Agreement, dated as of December 15, 1997, between National Financial Auto Funding Trust and Wilmington Trust Company.(5)*

10.82 Purchase and Contribution Agreement, dated December 15, 1997, by and between National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)*

10.83 Assignment Agreement, dated as of December 15, 1997, between Bankers Trust Company and National Financial Auto Funding Trust II.(5)*

10.84 Indemnification Agreement, dated as of January 20, 1998, by and among Financial Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.(5)*

10.85 Amendment, dated as of January 20, 1998, by and among National Financial Auto Funding Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995, Master Spread Account Agreement dated as of November 13, 1996, and Master Spread Account Agreement dated as of July 23, 1997 in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(5)*

10.86 Referral Agreement, dated as of February 26, 1998, by and between U.S. Bank, N.A. and Auto Credit Clearinghouse, a division of National Auto Finance Company, Inc.(5)*

11.1 Earnings Per Share.(5)

23.1 Consent of KPMG Peat Marwick LLP.(5)

27.1 Financial Data Schedule.(5)

------------------
* Filed in the form executed.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-13667) as filed with the Securities and Exchange Commission on October 8, 1996.

(2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1/A (Registration No. 333-13667) as filed with the Securities and Exchange Commission on November 25, 1996.

(3) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-1/A (Registration No. 333-13667) as filed with the Securities and Exchange Commission on January 9, 1997.

(4) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form S-1/A (Registration No. 333-13667) as filed with the Securities and Exchange Commission on January 28, 1997.

(5)  Filed herewith.