Form 10-Q
period 1998-03-31
NATIONAL AUTO FINANCE CO INC
filed 1998-05-15
CIK 1024332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________



                         Commission file number 0-22067


                      NATIONAL AUTO FINANCE COMPANY, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)




                                  DELAWARE                                                65-0688619
 --------------------------------------------------------------              --------------------------------
 (State or other jurisdiction of incorporation or organization)              (IRS Employer Identification No.)



     621 N.W. 53rd  Street, Suite 200, Boca Raton, Florida                                 33487
 -------------------------------------------------------------               ---------------------------
 (Address of principal executive offices)                                            (Zip Code)


                                  (561) 997-2413
                                  ---------------
              (Registrant's telephone number, including area code)


                                   No Change
                                   ---------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---     ---

 There were 9,030,762 shares of common stock, $.01 par value outstanding as of
                                 May 15, 1998.

                      NATIONAL AUTO FINANCE COMPANY, INC.
                               INDEX TO FORM 10-Q

                                                                                                     PAGE
                                                                                                     ----
PART 1. FINANCIAL INFORMATION
    Item 1.    Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .      4
              Balance Sheets:
                   March 31, 1998 and December 31, 1997   . . . . . . . . . . . . . . . . . . . .      4
                 Statements of Income:
                   Three Months Ended March 31, 1998 and 1997   . . . . . . . . . . . . . . . . .      5
                 Statements of Stockholders' Equity as of March 31, 1998 and 1997 . . . . . . . .      6
                 Statements of Cash Flows:
                   Three Months Ended March 31, 1998 and 1997   . . . . . . . . . . . . . . . . .      7
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      9
    Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART II. OTHER INFORMATION
    Item 6.    Exhibits and Reports on form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .     26
    SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
    EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28
      Exhibit 11.   Computation of Earnings Per Common Share  . . . . . . . . . . . . . . . . . .     29
      Exhibit 27.   Financial Data Schedule   . . . . . . . . . . . . . . . . . . . . . . . . . .     30

FORWARD-LOOKING STATEMENTS

     When used in this Quarterly Report on Form 10-Q or future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward looking statement.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part I

Item I.  Financial Statements

                      NATIONAL AUTO FINANCE COMPANY, INC.
                    Consolidated Balance Sheets (unaudited)
                      March 31, 1998 and December 31, 1997
                             (dollars in thousands)


                                                                                   March 31,    December 31,
                                                                                      1998             1997
                                                                               ------------     ------------
ASSETS:
Cash and cash equivalents                                                      $     26,724     $     26,467
Retained interest in securitizations, at fair value                                  45,100           31,569
Furniture, fixtures and equipment                                                     2,430            2,262
Deferred financing costs                                                              3,168            2,539
Related party receivables                                                                 -              155
Other assets                                                                          2,791            1,883
                                                                                 ----------       ----------
   Total assets                                                                $     80,213     $     64,875
                                                                                 ==========       ==========

LIABILITIES:
Accounts payable and accrued expenses                                          $      2,534     $      3,260
Accrued interest payable-related parties                                                 39               39
Accrued interest payable-senior subordinated notes                                    1,187              132
Accrued interest payable-notes                                                           15               50
Junior subordinated notes-related parties                                             1,940            1,940
Senior subordinated notes                                                            52,774           34,546
Notes payable                                                                         1,598            1,614
                                                                                 ----------       ----------
   Total liabilities                                                                 60,087           41,581
                                                                                 ----------       ----------

Mandatorily redeemable preferred stock series A-$0.01 par value;
 $1,000 stated value; 1,000,000 shares authorized; 2,295 shares
   outstanding; redeemable in January 2005, stated at redemption value                2,336            2,336

STOCKHOLDERS' EQUITY:
Common stock -$0.01 par value; 20,000,000 shares authorized;
       9,030,762 shares outstanding                                                      90               90
Paid-in-capital                                                                      36,381           34,417
Accumulated deficit                                                                 (18,681)         (13,549)
                                                                                 ----------       ----------
   Total stockholders' equity                                                        17,790           20,958
                                                                                 ----------       ----------
   Total liabilities, mandatorily redeemable preferred stock and
     stockholders' equity                                                      $     80,213     $     64,875
                                                                                 ==========       ==========

See accompanying notes to the consolidated financial statements.

                      NATIONAL AUTO FINANCE COMPANY, INC.
               Consolidated Statements of Operations (unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                     (in thousands, except per share data)

                                                                                 Three Months Ended March 31,
                                                                               --------------------------------
                                                                                      1998                1997
                                                                               ------------       ------------
                                                                                                     (Restated)
REVENUE:
  Securitization related income                                                $         74       $      2,052
  Servicing income                                                                    1,272                537
  Interest income                                                                       696                167
  Other income                                                                           78                 41
                                                                                 ----------         -----------
    Total revenue                                                                     2,120              2,797
                                                                                 ==========         ==========

EXPENSES:
  External servicing expenses                                                           840                612
  Internal servicing expenses                                                         1,464                 -
  Interest expense                                                                    1,530                415
  Salaries and employee benefits                                                      1,643              1,324
  Direct loan acquisition expenses                                                      651                701
  Depreciation and amortization                                                         187                179
  Other operating expenses                                                              937                753
                                                                                 ----------         ----------
    Total expenses                                                                    7,252              3,984
                                                                                 ----------         ----------
Loss before income taxes                                                             (5,132)            (1,187)
Income taxes (benefit)                                                                    -               (457)
                                                                                 ----------         ----------
   Net loss before taxes from reorganization of partnership                          (5,132)              (730)
                                                                                 ----------         ----------
Income taxes from reorganization of partnership                                           -              5,416
                                                                                 ----------         ----------
   Net loss                                                                          (5,132)            (6,146)
Preferred stock dividends                                                                40                 27
                                                                                 ----------         ----------
Loss attributed to common shareholders                                         $    (5,172)       $     (6,173)
                                                                                 =========          ==========

PER SHARE DATA:
Loss per common share - basic                                                  $     (0.57)       $      (0.89)
Loss per common share - diluted                                                $     (0.57)       $      (0.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                                                 9,031              6,898
Diluted                                                                               9,031              6,898

See accompanying notes to the consolidated financial statements.

                      NATIONAL AUTO FINANCE COMPANY, INC.
          Consolidated Statements of Stockholders' Equity (unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                             (dollars in thousands)


                                                                Common       Paid in     Retained
                                                                 Stock       Capital     Earnings     Total
                                                                --------   ----------   ----------   --------
Balance as of December 31, 1997                                 $     90  $    34,417  $  (13,549)  $   20,958

Issuance of 593,671 Warrants to purchase Common Stock
    in connection with the issuance of Senior
    Subordinated Notes                                                          2,004                    2,004

Dividends on mandatorily redeemable preferred stock                              (40)                      (40)

Net loss                                                                                    (5,132)     (5,132)
                                                                  ------     --------    ---------    --------

Balance as of March 31, 1998                                    $     90  $    36,381  $   (18,681) $   17,790
                                                                  ======     ========    =========    ========


                                                                                                  Equity of
                                                              Common     Paid-in    Retained     Predecessor
                                                               Stock     Capital    Earnings       Entity       Total
                                                               -----     -------    --------       -------      ------
Balance as of December 31, 1996                                                                      9,551        9,551
      Net income from January 1, 1997
      through reorganization on January 29, 1997                                                       526          526
      Assets retained by partnership                                                                   (31)         (31)
                                                                                                   -------      -------

Balance as of January 29, 1997                                                                      10,046       10,046

Exchange of predecessor equity for stock
   in connection with reorganization on
   January 29, 1997                                               42        7,709                  (10,046)(1)   (2,295)

Deferred income taxes recorded in connection
   with reorganization                                                     (5,416)                               (5,416)

Issuance of 496,000 shares of Common Stock in
   exchange for deferred interest on Senior
   Subordinated Notes                                              5          164                                   169

Issuance of 2,300,000 shares of common stock
   in initial public offering, net of costs                       23       16,961                                16,984

Dividends on mandatorily redeemable preferred stock                           (27)                                  (27)

Net loss subsequent to reorganization                                                  (1,256)                   (1,256)
                                                              ------     --------     -------      -------      -------

Balance as of March 31, 1997                                 $    70    $  19,391    $ (1,256)    $      0     $ 18,205
----------------                                              ======     ========     =======      =======      =======
(1) $2,295 of such amount was attributed to mandatorily redeemable preferred stock.

See accompanying notes to the consolidated financial statements.

                      NATIONAL AUTO FINANCE COMPANY, INC.
               Consolidated Statements of Cash Flows (unaudited)
               For the Three Months Ended March 31, 1998 and 1997
                             (dollars in thousands)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     --------------------------
                                                                                          1998          1997
                                                                                     -----------    -----------
                                                                                                     (Restated)
CASH FLOW OPERATING ACTIVITIES:
Net loss                                                                             $    (5,132)   $    (6,146)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Securitization related income                                                              (74)        (2,052)
  Depreciation expense                                                                       143             37
  Provision for credit losses                                                                  -             77
  Purchases of loans held for sale                                                       (47,422)       (34,909)
  Proceeds from transfer of loans to Master Trust                                         47,422         33,813
  Cash flows from Retained Interest released to Company                                    1,768          3,331
  Cash deposits to Spread Accounts                                                       (15,227)        (3,835)
  Amortization and write-off of deferred financing costs                                     122             68
  Amortization of deferred placement costs                                                     -             74
  Amortization of warrants                                                                   233             -
  Changes in other assets and liabilities:
    Other assets                                                                            (753)       (1,429)
    Accounts payable and accrued expenses                                                   (726)          (67)
    Accrued interest payable-related parties                                                   -           (59)
    Accrued interest payable-senior subordinated notes
      and other notes                                                                      1,020          (139)
    Deferred income taxes                                                                      -         4,959
                                                                                       ---------      --------
Net cash used in operating activities                                                    (18,626)       (6,277)
CASH FLOW FROM INVESTING ACTIVITIES:
  Fixed assets purchased                                                                    (309)         (287)
                                                                                       ---------      --------
Net cash used in investing activities                                                       (309)         (287)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior subordinated notes                                                 19,248             -
  Principal payments on junior subordinated notes-related parties                              -        (5,186)
  Principal payments on notes                                                                (16)            -
  Proceeds from initial public offering                                                        -        17,759
  Due to National Auto Finance Corporation                                                     -          (178)
  Payment of preferred stock dividends                                                       (40)
                                                                                       --------       ---------
  Net cash provided by financing activities                                               19,192        12,395
                                                                                       ---------      --------
  Net increase in cash and cash equivalents                                                  257         5,831
  Cash and cash equivalents in beginning of period                                        26,467         5,066
                                                                                       ---------      --------
  Cash and cash equivalents at end of period                                         $    26,724    $   10,897
                                                                                       =========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                                         $         -    $        -
                                                                                       =========      ========
  Cash paid for interest                                                             $       280    $      445
                                                                                       =========      ========

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                          1998          1997
                                                                                     -----------     ----------
                                                                                                     (Restated)
NON-CASH FINANCING ACTIVITIES:
  Offering costs deferred in 1996 transferred to paid-in capital in 1997             $         0    $      775
  Accrued mandatorily redeemable preferred stock dividends                                     0            40
  Conversion of deferred interest on senior subordinated debt to common
    stock and paid-in capital                                                                  0           169
  Conversion of predecessor entity capital to mandatorily redeemable
    preferred stock                                                                            0         2,295
  Conversion of predecessor entity capital to common stock and
    paid-in capital                                                                            0         7,225
  Deferred taxes from reorganization considered reduction in paid-in capital                   0         5,416
  Income earned in 1997 prior to reorganization included in
    paid-in capital                                                                            0           526
  Issuance of 593,671 warrants in conjuction with senior subordinated
    notes considered paid-in-capital                                                       2,004             0


See accompanying notes to the consolidated financial statements.

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)





(1)  BASIS OF PRESENTATION

     In April 1998, National Auto Finance Company, Inc. ("the Company") announced that it would likely be restating its financial statements for each of the first, second and third quarters of 1997. The comparative amounts included herein reflect the restated amounts for the first quarter of 1997. Further information regarding the restatement is provided in
     Note 2 below.

     The accompanying unaudited interim consolidated financial statements at March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1998; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results for the interim periods are not necessarily indicative of results for a full year. Certain amounts in the 1997 financial statements have been reclassified to conform with current financial statement presentation.

(2)  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     In April 1998, the Company announced that it would likely be restating its financial statements for each of the first, second and third quarters of 1997.

     The Company has restated its consolidated financial statements for the first quarter of 1997. The restatement resulted from applying the Company's December 31, 1997 model pursuant to SFAS No. 125 relating to the calculation of securitization income and the related valuation of Retained Interest in Securitizations based upon facts and assumptions as of March 31, June 30 and September 30, 1997.

     The significant changes in methodologies and assumptions at March 31, 1997 included:

           1) Present valuing in conjunction with the implementation of SFAS No. 125 on January 1, 1997 of the Company's Spread Accounts that includes Cash Spread Accounts and Over-Collateralization Accounts and is a component of the Company's Retained Interest in Securitizations.
           2) Expensing of certain previously capitalized fees and costs incurred in connection with prior securitization transactions.
           3) Accrual of certain anticipated costs associated with future securitizations.

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)



                     Consolidated Balance Sheet (Unaudited)
                              As of March 31, 1997
                             (dollars in thousands)


                                                                                 Reported        As Adjusted
                                                                               ------------     ------------
ASSETS:
Cash and cash equivalents                                                      $     10,897     $     10,897
Retained interest in securitizations, at fair value                                  29,988           26,361
Finance receivables, net                                                              1,038            1,038
Furniture, fixtures and equipment                                                       679              732
Deferred financing costs                                                              1,117            1,039
Other assets                                                                            585            1,725
                                                                                 ----------       ----------
   Total assets                                                                $     44,304     $     41,792
                                                                                 ==========       ==========

LIABILITIES:
Accounts payable and accrued expenses                                          $      1,683     $      1,990
Accrued interest payable-related parties                                                 84               84
Accrued interest payable-senior subordinated notes                                      200              200
Junior subordinated notes-related parties                                             2,032            2,032
Senior subordinated notes                                                            12,000           12,000
Deferred income taxes                                                                 5,130            4,959
                                                                                 ----------       ----------
   Total liabilities                                                                 21,129           21,265
                                                                                 ----------       ----------

Mandatorily redeemable preferred stock series A-$0.01 par value;
 $1,000 stated value; 1,000,000 shares authorized; 2,295 shares
   outstanding; redeemable in January 2005, stated at redemption value                2,295            2,322

STOCKHOLDERS' EQUITY:
Common stock -$0.01 par value; 20,000,000 shares authorized;
   7,026,000 shares outstanding                                                          70               70
Paid-in-capital                                                                      20,364           19,391
Retained earnings                                                                       446           (1,256)
                                                                                 ----------       ----------
   Total stockholders' equity                                                        20,880           18,205
                                                                                 ----------       ----------
   Total liabilities, mandatorily redeemable preferred stock and
     stockholders' equity                                                      $     44,304     $     41,792
                                                                                 ==========       ==========

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)



                     Consolidated Statements of Operations
                   For the Three Months Ended March 31, 1997
                     (in thousands, except per share data)

                                                                                  Reported         As Adjusted
                                                                               ------------       ------------
REVENUE:
  Securitization related income                                                $      4,987       $      2,052
  Servicing income                                                                      394                537
  Interest income                                                                       167                167
  Other income                                                                           41                 41
                                                                                 ----------         ----------
    Total revenue                                                                     5,589              2,797
                                                                                 ==========         ==========

EXPENSES:
  External servicing expenses                                                           612                612
  Interest expense                                                                      415                415
  Salaries and employee benefits                                                      1,299              1,324
  Direct loan acquisitions expenses                                                     701                701
  Depreciation and amortization                                                         179                179
  Other operating expenses                                                              753                753
                                                                                 ----------         ----------
    Total expenses                                                                    3,959              3,984
                                                                                 ----------         ----------
Income (loss) before income taxes                                                     1,630             (1,187)
Income taxes (benefit)                                                                  630               (457)
                                                                                 ----------         ----------
   Net income (loss) before taxes from reorganization of partnership                  1,000               (730)
Income taxes from reorganization of partnership                                       4,500              5,416
                                                                                 ----------         ----------
   Net income (loss)                                                                 (3,500)            (6,146)
Preferred stock dividends                                                                27                 27
                                                                                 ----------         ----------
Loss attributed to common shareholders                                         $     (3,527)       $    (6,173)
                                                                                 =========          ==========

PER SHARE DATA:
Loss per common share - basic                                                  $     (0.51)       $      (0.89)
Loss per common share - diluted                                                $     (0.51)       $      (0.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                                                 6,898              6,898
Diluted                                                                               6,898              6,898

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)




(3)  RETAINED INTEREST IN SECURITIZATIONS

     Retained Interest in Securitizations were as follows at March 31, 1998 and December 31, 1997:

                                                     March 31,      December 31,
                                                       1998            1997
                                                   -----------     -------------
                                                       (dollars in thousands)
           Spread Accounts                         $    24,290      $    14,846
           Excess Spread Receivable (ESR)               20,810           16,723
                                                     ---------        ---------
                                                   $    45,100      $    31,569
                                                     =========        =========

     Assumptions used to value the Retained Interests in Securitizations at March 31, 1998 and December 31, 1997 were as follows:

                                                                 March 31,         December 31,
                                                                    1998                1997
                                                                 ---------          -----------
           Weighted average cumulative net loss rate               12.88%              12.88%
           Weighted average cumulative prepayment rate             21.40%              20.89%
           Discount rate                                           14.00%              14.00%
           Level of required Cash Spread Account                5% to 11%            5% to 11%
           Rate of interest on Cash Spread Account                  5.50%               5.50%
           Weighted average interest rate on Loans                 19.05%              19.01%
           Weighted average yield on bonds and notes
             held by securitization investors                       6.14%               6.15%

     The Company has historically funded its purchases of Loans primarily through an asset securitization program consisting of (i) the securitized warehousing of all of its Loans through their daily sale ("Revolving Securitization") to a bankruptcy-remote master trust ("Master Trust") pursuant to the Revolving Securitization, followed by (ii) the transfer of such warehoused Loans from time to time by the Master Trust to a discrete trust ("Permanent Securitizations"), thereby creating additional availability of capital from the Master Trust.

     Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union National Bank of North Carolina ("First Union") currently owns 100% of the outstanding Class B Certificates. Collectively, the restricted cash account and the Class C Certificate portion of Loan principal (Over-Collateralization Accounts) that collateralize the Master Trust are the components of the Spread Accounts. The Spread Accounts and ESRs are reflected collectively on the balance sheet as Retained Interest in Securitizations.

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

     In January 1998, the National Auto Finance 1998-1 Trust (the "1998-1 Trust") was formed and the Master Trust refinanced approximately $93.6 million of its receivables in a public offering of asset-back securities through their transfer by the Master Trust to the 1998-1 Trust, as part of a Permanent Securitization. Payment of principal of, and interest on, the $85.2 million of the securities issued in that transaction is insured by payment guarantees by FSA, and

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)


     such securities are rated AAA and Aaa by Standards & Poor's Rating Service and Moody's Investors Service, Inc., respectively. The proceeds of that Permanent Securitization transaction were used by the Master Trust to repay the then-outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company expects additional Permanent Securitization to be consummated in the future in order to refinance periodically amounts outstanding under such Class B Certificates.

     Under the financial structures the Company has used to date in its securitizations, certain excess cash flows generated by the Loans are retained in the Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Accounts can vary depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and generally a 9% interest in the principal balance of the Loans in the trust (the "Over-Collateralization Accounts"), have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. Additionally, the Company is required to maintain a minimum equity position in the Revolving Securitization of 14.0% of the net serviced receivables in the Master Trust, or 2.5 times net losses, whichever is greater. This equity currently consists of cash invested by the Company and over-collateralization in the form of Dealer Discount related to the principal balance of Loans. As of March 31, 1998, the Company had a 20.50% equity investment in the Revolving Securitization.

     In the event delinquencies or losses on the Loans exceed such levels ("Trigger Events"), the terms of the securitization may: (i) require increased Cash Spread Account balances to be accumulated for the particular pool; (ii) restrict the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and (iii) in certain circumstances, require the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. The imposition by FSA of any of these conditions could materially adversely affect the Company's liquidity and financial condition by delaying the timing of cash flows to the Company, thus reducing the value of the Retained Interest in Securitizations. Certain portfolio performance tests were not met at various times in the first quarter of 1998 with respect to the Permanent Securitization trusts formed in November 1995, November 1996, and July 1997 resulting in additional cash being required to be retained in the Spread Accounts related to such Permanent Securitization trusts until the violation of such performance tests are cured.

     Upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an Insurance Agreement Event of Default), the Company will be in default under its insurance agreements with FSA. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In April 1997, the Permanent Securitization trust formed in November 1995 experienced an Insurance Agreement Event of Default. In October 1997, the Company entered into an agreement with FSA that: (i) permanently waived the April 1997 Insurance Agreement Event of Default; (ii) modified the portfolio performance tests described above to increase the thresholds through June 1998 for the Permanent Securitization trusts formed in November 1995 and 1996 (temporary revisions); (iii) increased the amount required to be retained in the Spread Account related to the November 1995 and 1996 trust to an amount generally equal to 11% of the then outstanding balance held by the securitization trust if the modified portfolio performance tests are not met; (iv) required the Company to cause the Spread Account for each FSA-insured securitization trust to be cross-collateralized to the Spread Accounts established in connection with each of its other FSA-insured securitization trusts; (v) permitted the Company to enter into the $10.0 million BankBoston Agreement; (vi) provided that FSA would consider providing credit enhancement for the Company's next Permanent Securitization; and (vii) provided for the issuance of 100,000 shares of Common Stock to FSA. In consideration for such agreement, the Company issued 100,000 shares of Common Stock to FSA and reduced securitization related income by $700,000 in 1997. As a result of the aforementioned cross-collateralization, the excess cash flow from a performing FSA-insured trust may be required to be used to support negative cash flow from, or to replenish a deficient Spread Account in connection with, a non-performing FSA-insured securitization trust, thereby further restricting excess cash flow available to the Company. If excess cash flow from all FSA-insured securitization trusts is not sufficient to replenish all these Spread Accounts, no cash flow would be available to the Company for that month. The Company's right to service the Loans sold in FSA-insured

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)



     securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or that, if such events of default occur, waivers will be available. If the Company does not meet such requirements in 1998, the carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. As of March 31, 1998, the Company was not in violation of the insurance agreement Event of Default.

     The Company is in violation of certain covenants with respect to the Master Trust, including specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits. The Company is in the process of seeking a waiver of such covenant breaches and modification of certain terms of the Master Trust to permit availability under the Master Trust.

     In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

     During the three months ended March 31, 1998 and 1997, the following activity took place with respect to securitizations:

                                                              March 31,      March 31,
                                                                 1998          1997
                                                              --------       --------
                                                               (dollars in thousands)
           Principal balance of Loans sold  . . . . . .       $ 48,991       $ 35,712
                                                               =======        =======

           Weighted average coupon rate on Loans
               sold during the period . . . . . . . . .         19.32%         18.88%
                                                                ======         ======

(4)  SENIOR SUBORDINATED DEBT

     In December 1997, the Company completed a private placement (the "December Private Placement") of $10 million in Common Stock and $40 million principal amount of Senior Subordinated Notes with detachable Warrants. The December Private Placement of the $10 million in Common Stock resulted in the issuance of 1,904,762 shares in the aggregate of the Company's Common Stock at $5.25 per share. Additionally, a representative of each of two of the Senior Subordinated Debt lenders who were also stock purchasers was elected to the Board of Directors. In March 1998, the Company completed a private placement (the "March Private Placement") of $20 million principal amount of Senior Subordinated Notes with detachable Warrants under terms similar to that of the December Private Placement. The principal amount of the aggregate $60 million of Senior Subordinated Notes is due in December 2004 and the Senior Subordinated Notes bear interest at 11.875% per annum for the first three years, 12.875% per annum for year four, 13.875% per annum for year five, and 14.875% per annum thereafter, with interest payable quarterly. In connection with the December Private Placement and the March Private Placement, the Company issued an aggregate of 1,632,685 detachable Warrants with a ten-year life, exercisable into Common Stock of the Company at $0.01 per share. The fair value of such Warrants was estimated to be based upon a share value of $5.25 for the December Private Placement and $3.37 for the March Private Placement, for a total of $7.5 million. Such amount is recorded as a discount to the related debt and additional paid-in capital, and is being amortized over the life of the debt using the interest method. The effective interest rate, including the value of the Warrants is approximately 15%.

     In conjunction with the March Private Placement, placement fees of $400,000 and $200,000 were paid to First Union Capital Markets Corp. and National Financial Companies, L.L.C., respectively. Additionally, a fee of $200,000 was paid to the Lender.

     The Company is in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements pursuant to which it issued $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the first fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)



     the net proceeds from any public offering or private placement of common stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1. The Company is in discussions with the lenders under such debt agreements to obtain waivers of the breach of such covenant violations. If such waivers are not obtained, the holders of the indebtedness represented thereby may declare a default and accelerate the payment of the principal amount of such indebtedness.

(5)  JUNIOR SUBORDINATED NOTES

     The Junior Subordinated Notes are payable to certain affiliates on January 31, 2002, and accrue interest at 8% per annum. Such debt is subordinated to all other debt of the Company. Interest expense recognized for this debt for the three months ended March 31, 1998 and 1997 was $39,000 and $84,000, respectively.

(6)  NOTES PAYABLE

     The Company has entered into a $1.5 million revolving credit agreement ("FUNB Note") dated as of August 25, 1997 with First Union National Bank to fund the purchase of furniture and equipment ("collateral") for the Company's service center and corporate headquarters. FUNB retains a security interest in the collateral. The FUNB Note accrues interest at the one month London Interbank offered rate plus 2.5% (8.19% at March 31, 1998), payable monthly. The principal amount of the FUNB Note is payable monthly beginning March 1998 and matures March 2001. As of March 31, 1998, the principal amount owed by the Company was $1.0 million. Interest expense recognized for this debt for the three month period ended March 31, 1998 was $21,000.

     As of September 29, 1997, the Company entered into the BankBoston Agreement, a three year, $10.0 million revolving credit facility secured by Loans. This debt accrues interest at the greater of the prime rate of the federal funds rate plus 0.50% (8.5% at March 31, 1998), payable monthly. As of March 31, 1998, the principal amount owed by the Company was $254,000. At March 31, 1998, the Company was in violation of the BankBoston Agreement's Minimum Quarterly Net Income and Minimum Debt Service Coverage Covenants. The Company repaid the remaining balance in April 1998 and does not intend to borrow under the BankBoston Agreement in the foreseeable future. Interest expense recognized for this debt for the three month period ended March 31, 1998 was $15,000.

     The Company has entered into a four year capital lease for furniture for the Company's service center. The lease accrues interest at 7.05%. Principal and interest are payable monthly. As of March 31, 1998, the principal amount owed by the Company was $268,000. Interest expense recognized for this debt for the period ended March 31, 1998 was $5,400.

(7)  STOCK OPTION PLAN

     In 1998, stock options with respect to an aggregate of 232,500 shares of Common Stock have been granted to key employees, affiliates of the Company and directors at the fair market value at the date of grant. The amount of shares granted in excess of the available shares and the granting of options to independent contractors and employees of affiliates of the Company are subject to shareholder approval at the Annual Meeting. All employee and affiliate stock options vest one-third immediately, one-third in 1998 and one-third in 1999, and director stock options vest in 1998. All stock options expire 10 years from the date of grant.

(8)  SUBSEQUENT EVENTS

     As discussed in Note 4, the Company is in violation of certain financial covenants in agreements with certain of its lenders. As of May 15, 1998, the lenders have not declared a default or accelerated the payment of the principal amount of the debt owed to them by the Company. The Company is in discussions with its lenders to obtain waivers of those covenant violations.

     The Company has agreed to engage a back-up servicer to further ensure the continuity of servicing for its Servicing Portfolio. The Company is in discussions with a financial services company to be the Company's back-up servicer.

                      NATIONAL AUTO FINANCE COMPANY, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)



     The Company also is in discussions with First Union to continue Loan financing availability under its Master Trust facility warehouse line. As of May 15, 1998, the Company has continued to fund Loans under the Master Trust facility warehouse line. The amount available under the Master Trust for purchase of Loans was $7.7 million as of May 15, 1998. Additionally, the Company and the automobile finance division of First Union ("First Union Auto Finance") have agreed to allow First Union Auto Finance up to and including May 15, 1998 to notify the Company of First Union Auto Finance's renewal or non-renewal of its referral agreement with the Company for an additional year.

     The Company is undergoing a restructuring of its operations, including, without limitation, the reduction of personnel, and expects to focus its originations in the areas of the highest geographic volume and continue originating loans pursuant to certain of its strategic alliances. The Company also anticipates tightening its underwriting criteria, becoming more selective in the types of vehicles and customers that it will finance, and increasing its loan yields. The Company is continuing to develop a revised business model reflective of these strategies and expects to announce in the near future additional steps to reposition its business. The Company is currently reviewing several strategic options to expand the business of its service center.

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   In April 1998, the Company announced that it would likely be restating its financial statements for each of the first, second and third quarters of 1997. The discussion below reflects the restated amounts for the first quarter of 1997. Further information regarding the restatement is provided in Note 2 of the Notes to the unaudited interim Consolidated Financial Statements contained elsewhere herein.

   The following management's discussion and analysis provides information regarding the Company's financial condition as of March 31, 1998 compared to December 31, 1997 and its results of operations for the three month period ended March 31, 1998 and the restated three month period ended March 31, 1997. This management's discussion and analysis should be read in conjunction with
(i) the Company's Consolidated Financial Statements and the related notes included elsewhere herein and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1997. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

SECURITIZATION ACTIVITIES

      The Company currently finances its purchases of Loans primarily through a two-step asset securitization program that involves (i) the securitized warehousing of substantially all of its Loans through their daily sale to the Master Trust pursuant to a Revolving Securitization followed by (ii) the transfer of such warehoused Loans from time to time through Permanent Securitizations. In connection with the securitization of the Loans sold by the Company, the Company is required to establish and maintain certain credit enhancements to support the timely payment of interest and principal on the bonds and notes issued to investors by the securitization trusts, which credit enhancements include, among other things, funding and maintaining spread accounts, which are monies held on deposit ("Cash Spread Accounts"), and maintaining a residual interest in the pools of receivables held by such securitization trusts ("Over-Collateralization Accounts"). The following discussion summarizes the effect of the Company's securitization activities on its revenues, expenses and cash flows.

Revenues

      In January 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No 125"). Since then, the Company has undertaken a continuing process of refining the assumptions and methodologies used to measure the fair value of its Retained Interest in Securitizations based upon the historical performance of its Loan portfolio. Specifically, the Company has increased the cumulative net loss estimate from 7% as of March 31, 1997 to 12.88% as of March 31, 1998 increased the discount rate applied to estimated cash flows from the securitizations from 11% at March 31, 1997 to 14% at March 31, 1998 and increased assumptions related to levels of cash required to be maintained in spead accounts to reflect anticipated changes in such required amounts over time. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the Loans, lower expected recovery rates on the underlying collateral and changes in prepayment speeds, compared to the rates of such items estimated in earlier periods.

      The Company also receives monthly payments from the securitization trusts in cash as a fee paid for the Company's servicing of the Loans. Servicing income is recognized as earned and typically offsets the direct expenses the Company incurs in connection with the servicing of the Servicing Portfolio. Finally, the Company also earns interest income on its cash investments and from Loans it temporarily holds for sale pending their securitization. Unlike many of its competitors, the Company earns only a nominal amount of interest on Loans held for sale because the Company securitizes substantially all of its Loans on a daily basis and, therefore, generally recognizes a higher level of gain on sales of Loans than such competitors.

Distributions of Cash from Securitization

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

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998



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

      During the three months ended March 31, 1998 and 1997, the following activity took place with respect to securitizations:

                                                                    March 31,
                                                        --------------------------------
                                                           1998               1997
                                                        -------------     --------------
                                                                             (restated)

                                                             (dollars in thousands)
Number of Loans purchased . . . . . . . . . . . .            4,087                 2,878
Principal balance of Loans purchased  . . . . . .       $   48,991           $    35,772
Principal amount of Loans funded (1)  . . . . . .       $   47,422           $    34,909
Securitization related income (loss)  . . . . . .       $       74           $     2,052
Servicing income  . . . . . . . . . . . . . . . .       $    1,272           $       537

------------------------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less the Dealer Discount.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1998, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1997.

Income from Operations

      The Company reported net loss of $5.2 million attributed to common shareholders for the three month period ended March 31, 1998, compared to a net loss of $6.2 million attributed to common shareholders for the three month period ended March 31, 1997.

Securitization Related Income (Loss)

      The Company's Loan purchasing and servicing operations expanded significantly during the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. The Company purchased 4,087 Loans, having a principal balance of $49.0 million, during the three month period ended March 31, 1998, compared to 2,878 Loans, having a principal balance of $35.8 million, for the three months ended March 31, 1997. These Loan purchases consisted of 2,823 Loans purchased from Dealers ($37.7 million principal balance) and 1,264 Loans purchased from Third-Party Originators ($11.3 million principal balance) during the three month period ended March 31, 1998. This compares to 2,117 Loans purchased from Dealers ($28.0 million principal balance) and 761 Loans purchased from Third-Party Originators ($7.8 million principal balance) during the three month period ended March 31, 1997. For the three month periods ended March 31, 1998 and 1997, the Company recognized securitization related income of $74,000 and $2.0 million, respectively. Notwithstanding a 37% increase in the dollar volume of Loans purchased during the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997, securitization income decreased due to the increase in the cumulative net loss estimate from 7% as of March 31, 1997 to 12.88% as of March 31, 1998. In addition, in the first quarter of 1998, the Company was required to provide additional credit enhancements to the Master Trust in the amount of $15.3 million and as part of the evaluation of the Retained Interest in Securitizations, the cash deposits were discounted using a rate of 14%, which reduced the securitization income reported for the first quarter.

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998



      The Company's model used to calculate the fair value of Retained Interest in Securitizations includes an amount equal to an estimate of cumulative net losses to be experienced with respect to the Loans securitized. Significant changes in such cumulative net loss estimate will result in adjustments to the carrying value of Retained Interest in Securitizations.

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as earned. Servicing income for the three month periods ended March 31, 1998 and 1997 was $1.3 million and $537,000, respectively. The growth in servicing income was attributable to the increase in the size of the Servicing Portfolio.

Other Income

      Other income consists of interest income on cash investments and late charges earned. The other income for the three month periods ended March 31, 1998 and 1997 was $774,000 and $208,000, respectively.

Total Expenses

     The Company reported total expenses for the three month periods ended March 31, 1998 and 1997 of $7.3 million and $4.0 million, respectively. These expenses consisted primarily of interest expense on long-term indebtedness including the Company's senior subordinated notes, salaries and employee benefits, direct Loan acquisition expenses and servicing expenses. The increase in expenses was due to the start-up and duplicative expenses associated with the Company's transition from an outside servicer to in-house servicing and the additional interest expense associated with the increased debt of the Company.

      External servicing expenses for the three month periods ended March 31, 1998 and 1997 were $840,000 and $612,000, respectively. Servicing costs consisted primarily of a monthly fee to an outside servicer for each active Loan and the cost of vendor's single interest ("VSI") insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the three month period ended March 31, 1998 and 1997 were $731,000 and $491,000, respectively. The increase in servicing expenses primarily reflected the growth in the Servicing Portfolio. The Company's Servicing Portfolio grew from a $127.1 million Servicing Portfolio, representing 11,321 outstanding Loans as of March 31, 1997, to a $251.1 million Servicing Portfolio, representing 23,597 outstanding Loans, as of March 31, 1998. The Company will continue to pay its outside servicer fees during the period of transition to the complete internal servicing and MIS operations, which is expected to be completed later in the second quarter of 1998. Thereafter, servicing expenses will decline but will be partially replaced by internal servicing expenses.

      The Company has assumed responsibility for collecting all of its Loans, and anticipates assuming responsibility for all other servicing of its Loans and MIS operations late in the second quarter of 1998. Internal servicing expenses consisted primarily of salaries and other operating expenses totaling $1.5 million for the three month period ended March 31, 1998. In addition, the Company capitalized $41,000 of start-up costs during the three month period ended March 31, 1998. The Company commenced operations in its own internal servicing center during July 1997 and had hired 102 employees through March 31, 1998. The internal servicing expenses will continue to grow as the transition to in-house servicing continues.

      Interest expense for the three month periods ended March 31, 1998 and 1997 was $1.5 million and $415,000, respectively. The increase in interest expense resulted from the increases in the long-term debt balances of the Company.

      Salaries and employee benefits for the three month periods ended March 31, 1998 and 1997 were approximately $1.6 million and $1.3 million, respectively. The increase resulted from the hiring of additional senior management. These expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes.

      Direct Loan acquisition expenses for the three month periods ended March 31, 1998 and 1997 were $651,000 and $701,000, respectively. These expenses consisted primarily of Dealer incentives, fees paid to Strategic Alliance partners, broker fees, credit information fees and telephone expenses. The expenses were relatively consistent for the three month periods ended March 31, 1998 and 1997 despite volume increases in 1998 due to decreased rates obtained on credit reports and telephone charges.

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998



      Other operating expenses for the three month periods ended March 31, 1998 and 1997 were $937,000 and $753,000, respectively. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses and MIS expenses. The increase in other operating expenses primarily reflects the growth in the number of Loans purchased and serviced by the Company, the hiring of additional personnel and other costs associated with the growth of the Company.

LOAN LOSS AND DELINQUENCY EXPERIENCE

      Loan losses and Loan prepayments are continuously monitored on an overall portfolio and month-of-purchase static pool basis. Pursuant to the requirements of SFAS No. 125, the Company reviews its actual Loan loss experience in conjunction with its quarterly revaluation of the carrying value of Retained Interest in Securitizations. Charge-off of Loans are based upon an account-by-account review of delinquent Loans by the Company. The Trusts generally charge off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management deems them to be uncollectable. The following table summarizes the Company's loan loss experience:

                                                                 As of March 31,
                                                     ------------------------------
                                                            1998          1997
                                                     -------------  ---------------
                                                        (dollars in thousands)
Average Servicing Portfolio during period . . . .    $     237,864  $     114,247
Gross charge-offs . . . . . . . . . . . . . . . .            5,411          3,575
Liquidation proceeds from repossessed assets  . .            2,357          1,711
                                                       -----------    -----------
Net charge-offs . . . . . . . . . . . . . . . . .    $       3,054  $       1,864
                                                       ===========    ===========
Net charge-offs as a percentage of average Servicing
    Portfolio . . . . . . . . . . . . . . . . .              1.28%          1.63%
                                                       ===========    ===========

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

      The securitization income the Company recognizes from the sale of Loans to the Master Trust, and the cash flow from its securitizations are substantially dependent on the Servicing Portfolio's delinquency and loss performance. Increase in delinquencies and losses may result in: (i) increased capital and/or credit enhancement requirements for securitizations;
(ii) reductions in cash flow to the Company; and (iii) additional violations of Permanent Securitization performance tests. Consequently, the Company's failure to effectively service and collect the Servicing Portfolio could have a material adverse effect on the Company's financial condition, results of operations and cash flows. See Note 3 to the Financial Statements - Retained Interest in Securitizations.

      Since October 1994, the Company has maintained, at its own expense, supplemental VSI insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) in instances where neither the automobile nor the borrower can be found.

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998



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

                                                              As of March 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
                                                        (dollars in thousands)
Period of delinquency:
  31 to 60 days   . . . . . . . . . . . . . . . .    $    12,481    $     6,816
  61 to 90 days   . . . . . . . . . . . . . . . .          2,624          1,500
  91 days or more   . . . . . . . . . . . . . . .          3,488          1,854
                                                       ---------      ---------
Total delinquencies . . . . . . . . . . . . . . .    $    18,593    $    10,170
                                                       =========      =========
Total delinquencies as a percentage of the
  Servicing Portfolio   . . . . . . . . . . . . .          7.40%          8.00%
Principal balance of Loans related to repossession
  inventory   . . . . . . . . . . . . . . . . . .    $     5,839    $     2,579
Repossession inventory as a percentage of the
  Servicing Portfolio   . . . . . . . . . . . . .          2.33%          2.03%

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

      The Company monitors historical loss experience on an overall portfolio basis and on a static pool basis. Loans acquired and sold to the Master Trust in each calendar month are segregated into individual static pools. The Company considers a pool of Loans to be "seasoned" when it has been aged for an average of 18 to 24 months. Actual pool losses are compared to the estimates for net losses, and adjustments to the carrying value of Retained Interest in Securitizations for the effect of any anticipated additional losses will be reflected in the current period earnings.

                      NATIONAL AUTO FINANCE COMPANY, INC.
          Managements's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 March 31, 1998



   The following table summarizes the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending December 31, 1997, and includes loss data through March 31, 1998:

      4Q       1Q       2Q      3Q       4Q       1Q       2Q      3Q       4Q       1Q      2Q       3Q       4Q
     1994     1995     1995    1995     1995     1996     1996    1996     1996     1997    1997     1997     1997
     ----     ----     ----    ----     ----     ----     ----    ----     ----     ----    ----     ----     ----
 1    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%   0.00%    0.00%    0.00%
 2    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%   0.00%    0.00%    0.00%
 3    0.00%    0.00%    0.00%   0.00%    0.05%    0.00%    0.00%   0.04%    0.00%    0.00%   0.00%    0.02%    0.00%
 4    0.00%    0.00%    0.00%   0.03%    0.17%    0.00%    0.00%   0.04%    0.01%    0.02%   0.17%    0.02%    0.00%
 5    0.00%    0.07%    0.00%   0.19%    0.21%    0.10%    0.10%   0.16%    0.00%    0.06%   0.43%    0.07%    0.06%
 6    0.05%    0.14%    0.27%   0.43%    0.70%    0.39%    0.31%   0.45%    0.25%    0.23%   0.93%    0.22%    0.23%
 7    0.05%    0.24%    0.67%   0.88%    0.96%    0.60%    0.63%   0.79%    0.61%    0.58%   1.40%    0.41%
 8    0.31%    0.86%    1.42%   1.24%    1.05%    0.80%    1.14%   1.06%    1.21%    1.19%   1.89%    0.79%
 9    0.47%    1.34%    1.98%   2.18%    1.57%    1.38%    1.73%   1.92%    1.89%    1.90%   2.58%    1.25%
10    0.51%    1.70%    2.40%   2.35%    2.28%    1.81%    2.70%   2.59%    2.55%    2.34%   3.26%
11    1.08%    1.73%    2.62%   2.71%    2.40%    2.00%    3.29%   3.36%    3.40%    2.84%   3.51%
12    1.36%    2.52%    3.14%   3.11%    3.08%    2.43%    4.34%   3.65%    3.69%    3.45%   4.31%
13    1.75%    3.04%    3.37%   3.60%    3.48%    3.35%    5.19%   4.47%    4.02%    3.95%
14    1.72%    3.39%    3.71%   3.58%    3.69%    3.60%    5.58%   5.04%    4.53%    4.21%
15    3.12%    3.90%    3.99%   4.13%    4.24%    4.42%    6.00%   5.38%    5.12%    4.86%
16    3.21%    4.20%    4.27%   4.60%    4.58%    4.71%    6.50%   5.95%    5.49%
17    3.80%    4.52%    4.49%   4.98%    5.36%    5.38%    6.89%   6.37%    5.89%
18    4.45%    4.70%    5.01%   5.14%    5.52%    5.80%    7.19%   6.84%    6.48%
19    4.55%    4.94%    5.35%   5.49%    6.09%    6.68%    7.52%   7.32%
20    4.91%    5.18%    5.75%   5.96%    6.43%    6.95%    7.85%   8.13%
21    4.91%    5.77%    6.13%   6.46%    6.65%    7.16%    8.25%   8.58%
22    5.05%    5.75%    6.84%   6.76%    7.10%    7.60%    8.47%
23    5.05%    6.24%    7.44%   7.02%    7.51%    8.09%    9.35%
24    5.79%    6.34%    7.75%   7.10%    8.06%    8.24%    9.81%
25    5.78%    7.01%    8.28%   7.78%    8.34%    8.32%
26    6.20%    7.30%    8.52%   8.37%    8.62%    8.71%
27    6.80%    7.65%    8.66%   8.63%    8.82%    9.12%
28    7.15%    8.00%    9.08%   8.71%    8.97%
29    7.49%    9.02%    9.31%   8.86%    9.30%
30    8.06%    9.15%    9.36%   8.92%    9.98%
31    8.23%    9.73%    9.57%   9.06%
32    9.07%    9.90%    9.60%   9.81%
33    9.07%   10.08%    9.89%  10.14%
34    9.61%   10.07%    9.96%
35    9.89%   10.28%   10.33%
36   10.38%   10.59%   10.58%
37   11.44%   10.81%
38   11.48%   11.15%
39   11.81%   11.52%
40   11.84%
41   11.87%
42   12.22%

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998




LIQUIDITY AND CAPITAL RESOURCES

General

      Since inception, the Company has funded its operations and the growth of its Loan purchasing activities primarily through six sources of capital: (i) cash flows from operating activities; (ii) proceeds from securitization transactions; (iii) cash flows from servicing fees; (iv) proceeds from the issuance of indebtedness; (v) capital contributions of certain affiliates of the Company; and (vi) proceeds from the Company's Offering and subsequent private issuances of Common Stock.

      The Company's primary uses of cash are to fund: (i) Spread Accounts; (ii) securitizations; (iii) Loan purchases; (iv) debt service; (v) issuance costs of asset securitizations; and (vi) operating expenses.

      Net cash used in operating activities increased by $12.3 million from $6.3 million for the three month period ended March 31, 1997 to $18.6 million for the three month period ended March 31, 1998, principally due to increased operating expenses resulting from the growth of the Company, the change in the credit enhancement requirements of the Company's securitization facilities and the increase in the volume of Loans purchased.

      Net cash used in investing activities were relatively consistent for the three month periods ended March 31, 1998 and 1997.

      Net cash provided by financing activities increased by $6.8 million from $12.4 million for the three month period ended March 31, 1997 to $19.2 million for the three month period ended March 31, 1998. Such increase was the result of the proceeds received from the Company's sale of the Senior Subordinated Notes.

      The Company is required to maintain a minimum equity position in the Revolving Securitization of 14.0% of the net serviced receivables or 2.5 times net losses, whichever is greater. This equity currently consists of cash invested by the Company and over-collateralization in the form of Dealer Discounts related to the principal balance of Loans. As of March 31, 1998, the Company had a 20.5% equity investment in the Revolving Securitization.

      As of March 31, 1998, the Company retained approximately $20.8 million of ESRs, approximately $13.2 million of Cash Spread Accounts and approximately $11.1 million of Over-Collateralization Accounts, which combined represent the $45.1 million shown on the balance sheet as Retained Interest in Securitizations, representing 56% of the total assets of the Company. The value of these assets would be reduced in the event of a future material increase in the Loan loss or prepayment experience relative to the amounts previously estimated by the Company.

      As of March 31, 1998, the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2 million (including $39,000 of accrued interest), which bear interest at an annual rate of 8.0%, and the principal amount owed by the Company on the Senior Subordinated Notes was $60.0 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at an annual rate of 11.875% for the first three years, and increase thereafter. See notes 4 and 5 for further discussions of the notes.

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

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998



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

     Upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an Insurance Agreement Event of Default), the Company will be in default under its insurance agreements with FSA. Upon an insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In April 1997, the Permanent Securitization trust formed in November 1995 experienced an Insurance Agreement Event of Default. In
October 1997, the Company entered into an agreement with FSA that: (i) permanently waived the April 1997 Insurance Agreement Event of Default; (ii) modified the portfolio performance tests described above to increase the thresholds through June 1998 for the Permanent Securitization trusts formed in November 1995 and 1996 (temporary revisions); (iii) increased the amount required to be retained in the Spread Account related to the November 1995 and 1996 trust to an amount generally equal to 11% of the then outstanding balance held by the securitization trust if the modified portfolio performance tests are not met; (iv) required the Company to cause the Spread Account for each FSA-insured securitization trust to be cross-collateralized to the Spread Accounts established in connection with each of its other FSA-insured securitization trusts; (v) permitted the Company to enter into the $10.0 million BankBoston Agreement; (vi) provided that FSA would consider providing credit enhancement for the Company's next Permanent Securitization; and (vii) provided for the issuance of 100,000 shares of Common Stock to FSA. In consideration for such agreement, the Company issued 100,000 shares of Common Stock to FSA and reduced securitization related income by $700,000 in 1997. As a result of the aforementioned cross-collateralization, the excess cash flow from a performing FSA-insured trust may be required to be used to support negative cash flow from, or to replenish a deficient Spread Account in connection with, a non-performing FSA-insured securitization trust, thereby further restricting excess cash flow available to the Company. If excess cash flow from all FSA-insured securitization trusts is not sufficient to replenish all these Spread Accounts, no cash flow would be available to the Company for that month. The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or that, if such events of default occur, waivers will be available. If the Company does not meet such requirements in 1998, the carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner.

      In 1998, certain modified portfolio performance tests were not met with respect to the Permanent Securitization trusts formed in November 1995, November 1996 and July 1997, resulting in the Company being required to retain an additional amount of $3.1 million over the $2.1 million previously required to be retained in the Cash Spread Accounts as of December 31, 1997 related to such Permanent Securitization trusts until the violation of such modified performance tests are cured. As of April 30, 1998, a total of $3.8 million of the total $5.2 million in increased spread account funding requirements had been accumulated in the Cash Spread Accounts of such trusts, in lieu of being distributed to the Company.

      The following is a table showing the portfolio performance tests by Trust as of March 31, 1998:

                       Delinquency Test                     Default Test                   Loss Test
                  -----------------------------    ----------------------------  -------------------------------
                  Actual  Maintenance Insurance    Actual Maintenance Insurance  Actual  Maintenance   Insurance
                  ------  ----------- ---------    ------ ----------- ---------  ------  -----------   ---------
  95-1              9.49%     9.50%     12.00%     16.57%    20.00%      25.00%   9.08%      10.50%       12.00%
  96-1             10.74      9.75      12.00      21.53     20.00       25.00    8.71       10.00        12.00
  97-1              8.51      8.25      11.00      21.37     18.00       25.00    9.61        8.00        11.00
  98-1              5.09      8.25      11.00       7.77     18.00       25.00    0.22        8.00        11.00

                      NATIONAL AUTO FINANCE COMPANY, INC.
         Managements's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                March 31, 1998



     The modified performance test levels for the 95-1 Trust will decrease in June 1998 to: (i) 8.25% for the delinquency maintenance test and to 11% for the delinquency insurance test; (ii) 14% for the default maintenance test and to 17% for the default insurance test; and (iii) 8% for the loss maintenance test and to 10% for the loss insurance test. The modified performance test levels for the 96-1 Trust will decrease in June 1998 to: (i) 8.25% for the delinquency maintenance test and to 11% for the delinquency insurance test;
(ii) to 14% in July 1998 for the default maintenance test and to 17% for the default insurance test; and (iii) 6% in July 1998 for the loss maintenance test and to 8% for the loss insurance test.

      Any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

     The Company is in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the December 1997 and March 1998 Securities Purchase Agreement pursuant to which it issued $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the first fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of common stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1. The Company is in discussions with the lenders under such debt agreements to obtain waivers of the breach of such covenant violations. If such waivers are not obtained, the holders of the indebtedness represented thereby may declare a default and accelerate the payment of the principal amount of such indebtedness.

     At March 31, 1998, the Company was in violation of the BankBoston Agreement's Minimum Quarterly Net Income and Minimum Debt Service Coverage Covenants. The Company has repaid the remaining balance in April 1998 and does not intend to borrow in the future.

      The Company experienced an increase in the use of cash during the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997, due, in large part, to four factors: (i) an increase in the volume of Loans purchased from Dealers; (ii) a higher volume of Loans purchased from Third-Party Originators; (iii); the corresponding overlap of costs between the Company's internal servicing and its outside servicer; and (iv) a change in the credit support requirements of the Company's other securitization facilities, which has resulted in, and may continue in the future to result in, additional capital of the Company being maintained in the spread accounts of its Permanent Securitizations.

      The Company's business requires substantial cash to support the funding of Cash Spread Accounts for its securitizations, issuance costs of its asset securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of Loans purchased and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis and its negative operating cash flow is expected to continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities. The Company believes cash currently on hand should be sufficient to meet the Company's cash requirements and to fund its operations through the third quarter of 1998, assuming the Company completes regular securitizations during that period. Thereafter, the Company will be required to issue additional debt or equity, which could dilute the interests of stockholders of the Company. There can be no assurance that the Company will have access to the capital markets in the future for debt or equity issuances or for securitizations, or that financing through borrowings or other means will be available on terms acceptable to the Company. The Company's inability to access the capital markets or obtain financing on acceptable terms could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

PART II   Other Information


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits

Number           Description                       Method of Filing
---------        -----------                       ----------------
  11             Computation of Earnings           Filed with this document
                 Per Common Share
  27             Financial Data Schedule           Filed with this document

     b) Reports on Form 8-K

     On January 26, 1998, the Company filed a Form 8-K announcing that it completed a $93.6 million securitization of its motor vehicle retail installment Loans on January 20, 1998.

     On February 4, 1998, the Company filed a Form 8-K announcing the appointment of Joseph P. Donlan and David W. Young to the Company's Board of Directors.

     On March 5, 1998, the Company filed a Form 8-K announcing several changes in the Company's Senior Management.

     On March 19, 1998, the Company filed a Form 8-K announcing that: (i) the Company has signed a referral agreement with U.S. Bank, N.A.; and (2) the Company's independent auditor is continuing to review emerging issues under Statement of Financial Accounting Standards No. 125 that may affect the Company's accounting policies and the related valuation of certain of the Company's securitized assets.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL AUTO FINANCE COMPANY, INC.

Date:  May 15, 1998                 /s/ Keith B. Stein
                                    -----------------------------------------
                                    Keith B. Stein
                                    Vice Chairman, Chief Financial Officer
                                       and Treasurer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                    DESCRIPTION
---------                 -----------
  11                      --  Computation of Earnings Per Common Share

  27                      --  Financial Data Schedule