Form 10-Q/A
period 1997-03-31
NATIONAL AUTO FINANCE CO INC
filed 1998-07-08
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                      65-0688619
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

621 N.W. 53rd Street, Suite 200,
Boca Raton, Florida                           33487
------------------------------------------    ---------------------------------
(Address of principal executive offices)      (Zip Code)

                                 (561) 997-2413
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No change
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                       NATIONAL AUTO FINANCE COMPANY, INC

                               INDEX TO FORM 10-Q




Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)...............................................   4

              Consolidated Balance Sheets:
                  March 31, 1997 and December 31, 1996.......................................   4

              Consolidated Statements of Operations:
                  Three Months Ended March 31, 1997 and 1996.................................   5

              Consolidated Statement of Stockholders' Equity as of March 31, 1997............   6

              Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 1997 and 1996.................................   7

              Notes to Consolidated Financial Statements.....................................   8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................  12

Part II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................................  20

     SIGNATURE    ...........................................................................  21

     EXHIBIT INDEX...........................................................................  22

              Exhibit 11.  Computation of Earnings Per Common Share..........................  23

              Exhibit 27.  Financial Data Schedule...........................................  24

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

--------------------------------------------------------------------------------
Part I.
--------------------------------------------------------------------------------

Item 1. Financial Statements

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Consolidated Balance Sheets (unaudited)
                      March 31, 1997 and December 31, 1996
                             (dollars in thousands)


                                                        March 31,     December 31,
                                                          1997            1996
                                                       ----------      ----------
ASSETS:
Cash and cash equivalents                              $   10,897      $    5,066
Retained interest in securitizations                       26,361          23,404
Finance receivables, net                                    1,038              --
Fixed assets, net                                             732             515
Deferred financing costs                                    1,039           1,849
Other assets                                                1,725             367
                                                       ----------      ----------
     Total assets                                      $   41,792      $   31,201
                                                       ==========      ==========

LIABILITIES:
Accounts payable and accrued expenses                  $    1,990      $    1,771
Due to National Auto Finance Corporation                       --             178
Deferred income taxes                                       4,959              --
Accrued interest payable-related parties                       84             144
Accrued interest payable-senior subordinated notes            200             339
Junior subordinated notes-related parties                   2,032           7,218
Senior subordinated notes                                  12,000          12,000
                                                       ----------      ----------
     Total liabilities                                     21,265          21,650
                                                       ----------      ----------

Mandatorily redeemable preferred stock series
  A - $.01 par value, $1,000 stated
  value; 1,000,000 shares authorized,
  2,295 shares outstanding redeemable in
  January 2005; stated at redemption value                  2,322              --

STOCKHOLDERS' EQUITY:
Common stock -$.01 par value, 20,000,000
  shares authorized, 7,026,000 shares
  outstanding                                                  70              --
Paid in capital                                            19,391              --
Accumulated deficit                                        (1,256)             --
Equity of predecessor entity                                   --           9,551
                                                       ----------      ----------
     Total stockholders' equity                            18,205           9,551
                                                       ----------      ----------

     Total liabilities, mandatorily redeemable
       preferred stock and stockholders' equity        $   41,792      $   31,201
                                                       ==========      ==========


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Operations (unaudited)
               For the Three Months Ended March 31, 1997 and 1996
                  (dollars in thousands, except per share data)


                                                                         Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                         1997             1996
                                                                     -----------      -----------
REVENUE:
Securitization related income                                        $     2,052      $     2,397
Servicing income                                                             537              141
Interest income                                                              167                3
Other income                                                                  41               50
                                                                     -----------      -----------
     Total revenue                                                         2,797            2,591
                                                                     -----------      -----------

EXPENSES:
Interest expense                                                             415              150
Salaries and employee benefits                                             1,324              661
Direct loan acquisition expenses                                             701              339
Servicing expenses                                                           612              222
Depreciation and amortization                                                179               96
Other operating expenses                                                     753              321
                                                                     -----------      -----------
     Total expenses                                                        3,984            1,789
                                                                     -----------      -----------

Income (loss) before income taxes                                         (1,187)             802

Income taxes (benefit)                                                      (457)             301(1)
                                                                     -----------      -----------
Net income (loss)before taxes from reorganization of
     partnership                                                            (730)             501
Income taxes from reorganization of Partnership                            5,416               --
                                                                     -----------      -----------
     Net income (loss)                                                    (6,146)(2)          501
                                                                     -----------      -----------

Less preferred stock dividends                                                27               --
                                                                     -----------      -----------

Net income (loss) available for common shareholders                  $    (6,173)     $       501
                                                                     ===========      ===========

Loss per share as adjusted                                           $     (0.89)(2)
                                                                     ===========

Loss per share                                                       $     (0.11)
                                                                     ===========

Pro forma earnings per share                                                          $      0.12
                                                                                      ===========

Weighted average shares and share equivalents                              6,898
                                                                     ===========

Pro forma shares outstanding                                                                4,230
                                                                                      ===========

--------------------------

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Consolidated Statement of Stockholders' Equity (unaudited)
                    For the Three Months Ended March 31, 1997
                             (dollars in thousands)

                                                                                     Retained        Equity of
                                                         Common         Paid in       Earnings      Predecessor
                                                          Stock         Capital      (Deficit)         Entity         Total
                                                         --------      --------      --------         --------      --------
Balance as of December 31, 1996                                                                          9,551         9,551
     Net income from January 1, 1997 through
     Reorganization on January 29, 1997                                                                    526           526
     Assets retained by partnership                                                                        (31)          (31)
                                                                                                      --------      --------
     Balance as of January 29, 1997                                                                     10,046        10,046

     Exchange of predecessor equity for stock
       in connection with Reorganization on
       January 29, 1997                                        42         7,709                        (10,046)(1)    (2,295)

     Issuance of 496,000 shares of common stock
       in exchange for deferred interest on Senior
       Subordinated Notes                                       5           164                                          169

     Deferred income taxes recorded in connection
       with Reorganization                                               (5,416)                                      (5,416)

     Issuance of 2,300,000 shares of common stock in
       initial public offering, net of costs                   23        16,961                                       16,984

     Dividends on mandatorily redeemable
       preferred stock                                                      (27)                                         (27)

     Net loss subsequent to Reorganization                                             (1,256)                        (1,256)
                                                         --------      --------      --------         --------      --------

     Balance as of March 31, 1997                              70        19,391        (1,256)               0        18,205
                                                         ========      ========      ========         ========      ========

--------------------------

(1) $2,295 of such amount was attributed to mandatorily redeemable preferred stock.


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Cash Flows (unaudited)
               For the Three Months Ended March 31, 1997 and 1996
                             (dollars in thousands)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          --------------------------
                                                                                             1997            1996
                                                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $   (6,146)     $      501
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
  ACTIVITIES:
     Securitization related income                                                            (2,052)         (2,397)
     Depreciation expense                                                                         37              20
     Provision for credit losses                                                                  77              --
     Purchases of Loans held for sale                                                        (34,909)        (13,870)
     Proceeds from transfer of loans to master trust                                          33,813          13,870
     Cash flows from retained interest released to Company                                     3,331             392
     Cash deposits to spread accounts                                                         (3,835)             --
     Amortization of deferred financing costs                                                     68              37
     Amortization of deferred placement costs                                                     74              15
CHANGES IN OTHER ASSETS AND LIABILITIES:
     Other assets                                                                             (1,429)           (155)
     Accounts payable and accrued expenses                                                       (67)            196
     Accrued interest payable-related parties                                                    (59)            132
     Accrued interest payable-senior subordinated debt                                          (139)             --
     Income taxes                                                                              4,959             301
                                                                                          ----------      ----------
         Net cash used in operating activities                                                (6,277)           (958)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Fixed assets purchased                                                                     (287)            (28)
                                                                                          ----------      ----------
     Net cash used in investing activities                                                      (287)            (28)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from junior subordinated notes-related parties                                      --             545
     Principal payments on junior subordinated notes-related parties                          (5,186)           (590)
     Proceeds from initial public offering                                                    17,759              --
     Preferred equity partners' contributions                                                     --             335
     Due to National Auto Finance Corporation                                                   (178)             --
                                                                                          ----------      ----------
         Net cash provided by financing activities                                            12,395             290
                                                                                          ----------      ----------

Net increase (decrease) in cash and cash equivalents                                           5,831            (696)

Cash and cash equivalents at beginning of period                                               5,066             824
                                                                                          ----------      ----------

Cash and cash equivalents at end of period                                                $   10,897      $      128
                                                                                          ==========      ==========


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)


(1)  BASIS OF PRESENTATION

     The financial statements presented herein, to the extent that they relate to periods (i) prior to January 1, 1997, are the consolidated financial statements of the National Auto Partnership and the ACCH Partnership, and
     (ii) after December 31, 1996 are the financial statements of National Auto Finance Company, Inc., and subsidiaries (the "Company").

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

     In conjunction with the reorganization from a partnership form to a taxable corporate form, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax liabilities of a change in tax rates is recognized in income in the three month period ended March 31, 1997. The cumulative effect of this change in accounting for income taxes was a non-cash charge of $5.4 million.

     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities ("SFAS No. 125"). This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. The Company refers to such retained interests as "Retained Interest in Securitizations", consisting of several components including the "excess spread receivable" ("Excess Spread Receivable" or the "ESR"). Retained interests are recorded at fair value and periodically measured in the same manner as investments classified as available for sale or trading under Statement of Financial Accounting Standards No. 115. Effective January 1, 1997, the Company adopted SFAS No. 125.

     Loans that are purchased by the Company are sold on a daily basis in a two-step securitization program as described below. Securitization related income or loss is recognized (1) upon transfer of Loans to the Master Trust based upon the amount of cash received upon transfer of such Loans generally equal to the Company's purchase price of the Loan and (2) an estimate of the Company's residual interest in the Master Trust (which constitutes a portion of Retained Interest in Securitizations.) The value of the Company's residual interest in the Master Trust is determined by estimating the fair value of amounts to be received from the Master Trust and the subsequent "Permanent Securitizations".

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)




     The Retained Interest in Securitizations is classified as a trading security for financial reporting purposes with changes in fair value either credited or charged to the statement of operations.

     The Company is aware of a limited market for the purchase or sale of its Over-Collateralization Accounts (a portion of its Retained Interest in Securitizations), but is not aware of an active market for the purchase or sale of the other components of its Retained Interest in Securitizations (ESRs and Cash Spread Accounts) and accordingly, the Company has determined the estimated fair value of the Retained Interest in Securitizations at March 31, 1997 by the following process:

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

     5. The Company has estimated the required Cash Spread Account balance for each securitization trust for each period given the requirements of each trust and the impact of the assumptions noted above. The Company has then calculated the amount of Excess Spread Receivable to be added to the Cash Spread Account or the amount of the Cash Spread Account to be released to the Company each month.

     6.  The estimated amount of cash available to the Company as described in
         (5), represents the Company's estimate of the "cash-out" of the securitization.

     7. The fair value of cash-out over the remaining life of the securitization has been determined by discounting the estimated cash-out at a rate management believes an investor would require for a stream of cash flows with similar risk characteristics.

     8. The Company has compared the fair value of cash-out for each securitization trust to the Retained Interest in Securitizations for each securitization trust. Adjustments to fair value or impairments are charged to securitization related income (loss).

 (2) RETAINED INTEREST IN SECURITIZATIONS

          Retained Interest in Securitizations were as follows at March 31, 1997 and December 31, 1996:

                                              March 31,    December 31,
                                                1997           1996
                                             ----------     ----------

                                              (dollars in thousands)
     Spread Accounts                         $    7,185     $    8,221
     Excess Spread Receivables                   19,176         15,183
                                             ----------     ----------
                                             $   26,361     $   23,404
                                             ==========     ==========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)



     Assumptions used to value the Retained Interest in Securitizations at March 31, 1997 were as follows:

          Weighted average cumulative net loss rate                     7.00%
          Weighted average cumulative prepayment rate                  20.64%
          Discount rate                                                11.00%
          Level of required Cash Spread Account                      0% to 7%
          Rate of interest on Cash Spread Account                       5.50%
           Weighted average yield on Loans                             18.80%

     In January 1995, the Company began using a revolving securitization facility pursuant to which the Company sells its Loans on a daily basis to a bankruptcy-remote special purpose subsidiary trust ("Funding Trust"), which in turn transfers such Loans to the Master Trust. The Company retains, through Funding Trust, certain residual interests in future excess cash flows from the Master Trust, in exchange for the transfer of Loans to the Master Trust.

     Periodically, the Master Trust refinances its Loans through the transfer of the Loans (and Company's retained interest or ESR) to separate permanent trusts. The payment of the principal and interest on those securities has been insured by a payment guaranty issued by Financial Security Assurance, Inc. ("FSA"). The proceeds of the transactions are used by the Master Trust to repay the financing of the Master Trust. The Master Trust then commences re-borrowing to finance its purchase of additional Loans from the Company through Funding Trust.

     During the three months ended March 31, 1997 and 1996, the following activity took place with respect to securitization:

                                                                         March 31,
                                                                --------------------------
                                                                    1997           1996
                                                                -----------     ----------
                                                                 (dollars in thousands)
     Original customer principal balance of Loans sold,
       as of period end                                         $    35,712     $   14,612
                                                                ===========     ==========

     Securitization related income                              $     2,052     $    2,397
                                                                ===========     ==========

     Remaining principal balance of Loans sold since
        inception, as of period end                             $   127,094     $   53,534
                                                                ===========     ==========

     Weighted average coupon rate on Loans sold
       as of period end                                              18.80%         18.40%
                                                                ===========     ==========

(3)  JUNIOR SUBORDINATED NOTES

     The debt is payable on January 31, 2002 to principal equity holders of the National Auto Partnership and certain affiliates and carries interest at eight percent. Interest expense recognized for this debt for the periods ending March 31, 1997 and 1996 was $84,129 and $140,289, respectively.

(4)  SENIOR SUBORDINATED DEBT

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)


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

(5)  STOCK OPTION PLAN

     In 1996 the Board of Directors of the Company adopted a share incentive plan (the "1996 Share Incentive Plan"). The 1996 Share Incentive Plan is intended to provide incentives which will attract, retain and motivate highly competent persons, each of whom will contribute to the success and future growth and profitability of the Company, as executive management, employees and directors of the Company and of any parent or subsidiary of the Company, by providing them the opportunity to acquire shares of Common Stock or to receive monetary payments based on the value of such shares pursuant to certain benefits contemplated by the 1996 Share Incentive Plan. Furthermore, the 1996 Share Incentive Plan is intended to assist in aligning the interests of the Company's executive management, employees and directors with those if its stockholders. The 1996 Share Incentive Plan provides for the granting of certain benefits in any one or a combination of (i) stock options, (ii) stock appreciation rights, (iii) stock awards,
     (iv) performance awards and (v) stock units. The aggregate number of shares of Common Stock that may be subject to such benefits, including stock options, is 500,000 shares (subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spinoff, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution). On January 29, 1997, stock options with respect to an aggregate of 260,000 shares of Common Stock were granted to eleven key employees and one director at the fair market value at the date of grant ($8.50). All employee stock options vest one-third immediately, one-third in 1998 and one-third in 1999, and director stock options vest in 1998. All stock options expire 10 years from date of grant.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis provides information regarding the Company's financial condition as of March 31, 1997 and 1996, and its results of operations for the three months ended March 31, 1997 and 1996. This management's discussion and analysis should be read in conjunction with (i) the Company's Financial Statements and the related notes and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1996 (Capitalized terms used but not defined herein have the meanings set forth in such Form 10-K). The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

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

The Company's plan of operation for 1997 is to increase the number of Loans that it purchases, securitizes and services by:

     1. Utilizing its Dealer Relations managers to market the Company's products and services directly to dealers.

     2. Continuing the implementation of the First Union Strategic Alliance, including the expansion throughout First Union National Bank's ("First Union") Southeastern and Northeastern Franchises.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997



The Company's first Permanent Securitization, completed November 22, 1995, involved the transfer by the Master Trust to the National Auto Finance 1995-1 Trust (the "1995-1 Trust") of Loans with an aggregate principal amount totaling $42 million. The Company's next Permanent Securitization, completed November 13, 1996, involved the sale by the Master Trust to the National Auto Finance 1996-1 Trust (the "1996-1 Trust") of Loans with an aggregate principal amount totaling $68 million. The Company retains a residual interest and a cash investment with respect to each of the Master Trust, the 1995-1 Trust and the 1996-1 Trust, which are reflected as Retained Interest in Securitizations on the Company's balance sheet. Since initiation of the Revolving Securitization, the Company's earnings have been primarily attributable to the securitization related income recognized on the sale of Loans into the Master Trust. For the three month period ended March 31, 1997, such securitization related income accounted for approximately 73% of the Company's revenues.

COMPONENTS OF REVENUE AND EXPENSES

Revenues

In January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") which the Company uses to measure the fair value of its Retained Interest in Securitizations. The Company derives revenues principally from securitization related income it records as a result of the SFAS No. 125 calculation.

The Company also receives monthly payments from the securitization trusts in cash as a fee paid for the Company's servicing of Loans. Servicing income is recognized as earned and typically offsets the direct expenses the Company incurs in connection with the Servicing Portfolio. Finally, the Company also earns interest income on its cash investments and from Loans it temporarily holds for sale pending their securitization. Unlike many of its competitors, the Company earns only a nominal amount of interest on Loans held for sale because the Company securitizes substantially all of its Loans on a daily basis and, therefore, generally recognizes a higher level of securitization related income than such competitors.

Expenses

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

THREE MONTH PERIOD ENDED MARCH 31, 1997, AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1996.

Income from Operations

The Company reported a net loss for the three month period ended March 31, 1997 of $757,000, before a one time, non-cash deferred income tax charge to earnings of $5.4 million that reflects a deferred income tax liability arising from the reorganization of the Company's business from a partnership form to a taxable corporate form in connection with the Company's initial public offering in January 1997 as compared to pro forma net income of $501,000 for the three month period ended March 31, 1996.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997



Securitization of Related Income

The Company's Loan purchasing and servicing operations expanded significantly during the three month period ended March 31,1997, as compared to the three month period ended March 31, 1996. The Company purchased $28.0 million of principal amount of Loans or 2,117 Loans from Dealers and $7.8 million of principal amount of Loans from Dealers or 761 Loans were acquired through the Company's Portfolio Acquisition Program ("PAC") during the three month period ended March 31, 1997. Of these amounts, $34.8 million or 97% were subsequently sold to the Master Trust. This compares to $14.6 million principal amount of Loans or 1,185 Loans purchased from Dealers during the three month period ended March 31, 1996, all of which were sold to the Master Trust.

For the three month periods ended March 31, 1997,and 1996, the Company recognized securitization related income of $2.0 million and $2.4 million, respectively. Notwithstanding a 145% increase in the dollar volume of Loans purchased for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996, securitization related income decreased due to a $2.2 million pre tax adjustment recorded as a result of the implementation of SFAS No. 125.

The table below sets forth certain information relating to the Company's Loan purchasing activities, including the specific number and aggregate principal amount of Loans purchased, the aggregate amount funded to Dealers and the related amount of deferred gain and deferred servicing revenue from the securitization of such Loans:

                                                                              Three Month Period Ended
                                                                                      March 31,
                                                                              ------------------------
                                                                                  1997         1996
                                                                                --------     --------

                                                                                (dollars in thousands)
Number of Loans purchased from Dealers during period                               2,117        1,185
Number of Loans purchased as portfolios (PAC)                                        761            0
                                                                                --------     --------
     Total number of Loans purchased                                               2,878        1,185
                                                                                ========     ========

Principal balance of Loans from Dealers purchased during period                 $ 28,011     $ 14,611
Principal balance of Loans in portfolios (PAC)                                     7,701            0
                                                                                --------     --------
     Total balance of Loans purchased                                           $ 35,712     $ 14,611
                                                                                ========     ========

Amount funded (1)                                                               $ 34,909     $ 13,870
                                                                                ========     ========

-------------------

(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer (i.e., the amount actually paid to a Dealer), calculated as the principal of the Loan purchased less a negotiated discount.

Other Income

The Company generated approximately $745,000 of other income for the three month period ended March 31, 1997, as compared to $194,000 for the three month period ended March 31, 1996. The principal sources of the Company's other income were $537,000 of servicing income and $208,000 of interest and miscellaneous income for the three month period ended March 31, 1997 as compared to $141,000 and $53,000, respectively, for the three month period ended March 31, 1996.

Total Expenses

The Company reported operating expenses of $4.0 million for the three month period ended March 31, 1997, as compared to approximately $1.8 million for the three month period ended March 31, 1996. These expenses consisted primarily of subordinated note interest, personnel, loan acquisition, portfolio servicing and other corporate

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997



operating expenses. Operating expenses, as a percentage of loans purchased, decreased from 12.24% as of March 31, 1996 to 11.15% as of March 31, 1997. Management currently expects that operating costs might rise throughout fiscal year 1997 as the result of anticipated growth in the number of Loans purchased and serviced by the Company and the hiring of additional personnel in connection with the expansion of the First Union Strategic Alliance to FUSF's Northeastern Franchise. In addition, operating costs will also increase as the Company implements its own in-house servicing operations. Increased operating expenses will decrease the Company's operating margins and the Company's overall profitability.

Salary and employee benefits for the three month period ended March 31, 1997 were approximately $1.3 million, as compared to approximately $661,000 for the three month period ended March 31, 1996. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The Company's number of full-time employees increased from 45 as of March 31, 1996 to 90 as of March 31, 1997. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company's Loan purchasing and intended future in-house servicing activities.

Other operating expenses for the three month period ended March 31, 1997 were approximately $753,000, as compared to approximately $321,000 for the three month period ended March 31, 1996. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses and management information systems expenses.

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

Interest expense for the three month period ended March 31, 1997 was $415,000, as compared to $150,000 for the three month period ended March 31, 1996. This increase is a result of the interest expense incurred with respect to the Company's $12 million principal amount of Senior Subordinated Notes and related Deferred Additional Interest Notes. The Company's Junior Subordinated Notes bear interest at a rate of 8% per annum, payable quarterly in arrears, commencing on September 30, 1996. The Senior Subordinated Notes bear interest at a rate of 10% per annum payable quarterly in arrears, commencing October 31, 1996.

FINANCIAL CONDITION

As of March 31, 1997, the Company had total assets of $41.8 million, as compared to $31.2 million as of March 31, 1996. These assets consisted primarily of cash, spread accounts, ESRs from the securitization trusts and finance receivables held for sale, net of allowances for credit losses.

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

As of March 31, 1997, the Company retained approximately $19.2 million of ESRs and approximately $7.2 million of spread accounts. These assets represented 63% of the total assets of the Company as of such date. The value of these assets would be reduced in the event of a material increase in the Loan loss and prepayment experience relative to the amounts estimated by the Company for such items at the time of the sale of the related Loans to the Master Trust.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997




As of March 31, 1997, the principal amount owed by the Company on Junior Subordinated Notes was approximately $ 2.0 million (including $84,000 of accrued interest), which bears interest at an annual rate of 8%.

LOAN LOSS AND DELINQUENCY EXPERIENCE

The Company regularly reviews the adequacy of its net loss reserves on Loans. The reserves are set at levels considered to be sufficient to cover the expected future losses on existing Loans. Changes in reserves are based directly on the dollar value of the Loans transferred to the Master Trust, historical loss experience and, to a lesser extent, current economic conditions and other factors that management deems relevant. Losses are continuously monitored on an overall portfolio and individual static pool basis.

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

The following table summarizes the Trusts' Loan losses and repossession loss experience:

                                                                         As of March 31,
                                                                   --------------------------
                                                                      1997            1996
                                                                   ----------      ----------

                                                                     (dollars in thousands)
Aggregate number of Loans purchased                                    13,553           5,071
Aggregate principal balance of Loans purchased                     $  170,547      $   64,405
Principal balance of outstanding Loans                             $  127,094      $   53,534
Number of outstanding Loans                                            11,321           4,567

Gross charge-off principal balance (1)                             $   11,336      $    2,965
Liquidation recoveries                                                  5,944           1,619
                                                                   ----------      ----------

Net charge-offs                                                    $    5,392      $    1,346
                                                                   ==========      ==========
Net charge-offs as a percentage of aggregate principal balance
     of Loans purchased                                                  3.16%           2.01%
Principal balance of Loans related to vehicles held in
     Inventory                                                     $    2,579      $      362

(1) Does not include vehicles repossessed and held in inventory.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997



The Company considers a Loan to be delinquent if the borrower fails to make any payment substantially in full by the due date as specified by the terms of the Loan. The Company typically initiates contact with borrowers whose payments are not received by the due date on the fifth day following the due date. The following table summarizes the delinquency experience with respect to outstanding Loans sold to the Master Trust:

                                                           As of March 31,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------

                                                       (dollars in thousands)
Principal balance outstanding                          $127,094      $ 53,534
Period of delinquency
     31 to 60 days                                     $  6,816      $  2,057
     61 to 90 days                                        1,500           212
     91 days or more, average                             1,854           164
                                                       --------      --------

Total delinquencies                                    $ 10,170      $  2,433
                                                       ========      ========
Total delinquencies as a percentage of the current
     principal balance of outstanding Loans                8.00%         4.54%
                                                       ========      ========

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

Net cash used in operating activities was $6.3 million during the three month period ended March 31, 1997, compared to net cash used of $958,000 during the three month period ended March 31, 1996. Cash used for purchasing Loans was $34.9 million, an increase of $21.0 million, or 152%, over cash used for purchasing Loans in the prior year's first quarter period. Cash provided from the sale of Loans to the Master Trust was $33.8 million, an increase of 19.9 million, or 143%, over cash provided from the sale of loans to the Master Trust in the prior year's first quarter year's period.

The Company's securitization financing activities are capital intensive and will require significant additional capital to fund the Company's required equity commitment to the Revolving Securitization facility and related securitization expenses as the Company's Loan purchasing activities grow in the future. The Company will use the proceeds of the Initial Public Offering and the Senior Subordinated Notes to fund, among other things, the Company's required equity commitment to the Revolving Securitization. The Company believes that the net proceeds of the Initial Public

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997



Offering, together with the net proceeds received from the issuance of the Senior Subordinated Notes and the Junior Subordinated Notes and from the capital contributions of certain affiliates of the Company will be sufficient to meet the Company's cash requirements and to fund operations through the end of the first quarter of fiscal year 1998, assuming the Company completes additional Permanent Securitizations within the next 9 to 12 month period.

During the three month period ended March 31, 1997, cash used for initial deposits to Spread Accounts was $3.8 million. Cash flows from retained interest released to the Company for the three month period ended March 31, 1997 was $3.3 million, an increase of 2.9 million or 750%, over cash distributed from Spread Accounts in the prior year's period. Changes in the distributions from the various Spread Accounts are impacted by the relative size and seasoning of the pools of sold Loans that make up the Company's servicing portfolio.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997


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

--------------------------------------------------------------------------------
Part II. - Other Information
--------------------------------------------------------------------------------

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


                                           NATIONAL AUTO FINANCE COMPANY, INC.

Date:  July 7, 1998                        /s/  Keith B. Stein
                                           ------------------------------------
                                           Keith B. Stein
                                           Chief Executive Officer

                                EXHIBIT INDEX


Exhibit
Number                     Description
-------                    -----------
11                         Computation of Earnings Per Common Share

27                         Financial Data Schedule