Form 10-Q/A
period 1997-06-30
NATIONAL AUTO FINANCE CO INC
filed 1998-07-08
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission file number 0-22067

                       NATIONAL AUTO FINANCE COMPANY, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         65-0688619
-----------------------------------------              -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


      621 N.W. 53rd  Street, Suite 200,
           Boca Raton, Florida                                33487
-----------------------------------------              -------------------
(Address of principal executive offices)                    (Zip Code)

                                 (561) 997-2413
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)...............................................   4

              Consolidated Balance Sheets:
                  June 30, 1997 and December 31, 1996........................................   4

              Consolidated Statements of Operations:
                  Three and Six Months Ended June 30, 1997 and 1996..........................   5

              Consolidated Statement of Stockholders' Equity as of June 30, 1997.............   6

              Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1997 and 1996....................................   7

              Notes to Consolidated Financial Statements.....................................   9

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................................  14

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders............................  23

     Item 6.  Exhibits and Reports on Form 8-K...............................................  23

     SIGNATURE    ...........................................................................  24

     EXHIBIT INDEX...........................................................................  25

              Exhibit 11.  Computation of Earnings Per Common Share..........................  26

              Exhibit 27.  Financial Data Schedule...........................................  27

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

Part I.

Item 1.  Financial Statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Consolidated Balance Sheets (unaudited)
                       June 30, 1997 and December 31, 1996
                             (dollars in thousands)


                                                                                    June 30,     December 31,
                                                                                    --------     ------------
                                                                                      1997           1996
                                                                                    --------     ------------
ASSETS:
Cash and cash equivalents                                                           $  2,847         $  5,066
Retained interest in securitizations                                                  31,353           23,404
Loans, net                                                                             4,228               --
Fixed assets, net                                                                      1,016              515
Deferred financing costs                                                               1,000            1,849
Other assets                                                                           1,992              367
                                                                                    --------         --------
     Total assets                                                                   $ 42,436         $ 31,201
                                                                                    ========         ========

LIABILITIES:
Accounts payable and accrued expenses                                               $  2,545         $  1,771
Due to National Auto Finance Corporation                                                  --              178
Deferred income taxes                                                                  5,084               --
Accrued interest payable--related parties                                                 39              144
Accrued interest payable--senior subordinated notes                                      200              339
Junior subordinated notes--related parties                                             2,012            7,218
Senior subordinated notes                                                             12,000           12,000
                                                                                    --------         --------
     Total liabilities                                                                21,880           21,650
                                                                                    --------         --------

Mandatorily redeemable preferred stock series A - $.01 par value, $1,000 stated
   value; 1,000,000 shares authorized; 2,295 shares outstanding; redeemable in
     January 2005, stated at redemption value                                          2,335               --

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value; 20,000,000
   shares authorized; 7,026,000 shares outstanding                                        70               --
Paid in capital                                                                       19,207               --
Accumulated deficit                                                                   (1,056)              --
Equity of predecessor entity                                                                            9,551
                                                                                    --------         --------
     Total stockholders' equity                                                       18,221            9,551
                                                                                    --------         --------

Total liabilities, mandatorily redeemable preferred
   stock and stockholders' equity                                                   $ 42,436         $ 31,201
                                                                                    ========         ========


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Operations (unaudited)
            For the Three and Six Months Ended June 30, 1997 and 1996
                  (dollars in thousands, except per share data)

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                 ------------------------      ----------------------
                                                    1997            1996         1997           1996
                                                 --------         -------      -------        -------
REVENUE:
Securitization related income                     $ 4,119         $ 2,856      $ 6,171        $ 5,253
Servicing income                                      838             187        1,375            328
Interest income                                       202               3          369              6
Other income                                           93              (2)         134             48
                                                  -------          -------     -------        -------
     Total revenue                                  5,252            3,044       8,049          5,635
                                                  -------          -------     -------        -------

EXPENSES:
Interest expense                                      345              154         760            304
Salaries and employee benefits                      1,671              841       2,995          1,502
Direct loan acquisition expenses                      865              371       1,566            710
Servicing expenses                                    763              258       1,375            480
Depreciation and amortization                         214               97         393            193
Other operating expenses                            1,069              457       1,822            778
                                                  -------          -------     -------        -------
     Total expenses                                 4,927            2,178       8,911          3,967
                                                  -------          -------     -------        -------

Income (loss) before income taxes                     325              866        (862)         1,668
Income taxes (benefit)                                125              327(1)     (332)           628(1)
                                                  -------          -------     -------        -------
Net income (loss) before taxes from
  reorganization of partnership                       200              539        (530)         1,040
Income taxes from reorganization of
  Partnership                                          --               --       5,416             --
                                                  -------          -------     -------        -------
     Net income (loss)                                200              539      (5,946)(2)      1,040
                                                  -------          -------     -------        -------

Less preferred stock dividends                         41               --          67             --
                                                  -------          -------     -------        -------

Net income (loss) available for common
  shareholders                                    $   159          $   539     $(6,013)       $ 1,040
                                                  =======          =======     =======        =======

Loss per share as adjusted                                                     $ (0.86)(2)
                                                                               =======

Loss per share                                    $  0.02                      $ (0.09)(3)
                                                  =======                      =======

Pro forma earnings per share                                       $  0.13                    $  0.25
                                                                   =======                    =======

Weighted average shares and share equivalents       7,026                       6,976
                                                  =======                     =======

Pro forma shares outstanding                                         4,230                      4,230
                                                                   =======                    =======

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Consolidated Statement of Stockholders' Equity (unaudited)
                     For the Six Months Ended June 30, 1997
                             (dollars in thousands)


                                                                               Retained       Equity of
                                                     Common         Paid in    Earnings      Predecessor
                                                      Stock         Capital    (Deficit)       Entity         Total
                                                      -----         -------    ---------       ------         -----

Balance as of December 31, 1996                                                                 9,551         9,551
     Net income from January 1, 1997 through
       Reorganization on January 29, 1997                                                         526           526
     Assets retained by partnership                                                               (31)          (31)
                                                                                            ---------     ---------
     Balance as of January 29, 1997                                                            10,046        10,046

     Exchange of predecessor equity for stock
       in connection with Reorganization on
       January 29, 1997                                  42           7,709                   (10,046)(1)    (2,295)

     Issuance of 496,000 shares of common stock
       in exchange for deferred interest on Senior
       Subordinated Notes                                 5             164                                     169

     Deferred income taxes recorded in connection
       with Reorganization                                           (5,416)                                 (5,416)

     Issuance of 2,300,000 shares of common stock in
       initial public offering, net of costs             23          16,817                                  16,840

     Dividends on mandatorily redeemable
       preferred stock                                                  (67)                                    (67)

     Net loss subsequent to Reorganization                                        (1,056)                    (1,056)
                                                  ---------       ---------     --------     --------      --------

     Balance as of June 30, 1997                         70          19,207       (1,056)           0        18,221
                                                  =========       =========     ========     ========      ========

--------------------------

(1) $2,295 of such amount was attributed to mandatorily redeemable preferred stock.


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Cash Flows (unaudited)
                 For the Six Months Ended June 30, 1997 and 1996
                             (dollars in thousands)


                                                                                Six Months Ended
                                                                                   June 30,
                                                                             ----------------------
                                                                               1997          1996
                                                                             --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (5,946)     $  1,040
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
ACTIVITIES:
     Securitization related income                                             (6,171)       (5,253)
     Depreciation                                                                  90           192
     Provision for credit losses                                                  313            --
     Purchases of loans held for sale                                         (77,509)      (31,202)
     Proceeds from transfer of loans to master trust                           73,045        31,202
     Cash flows from retained interest released to Company                      4,941         1,753
     Cash deposits to spread accounts                                          (6,819)           --
     Amortization of deferred financing costs                                      74            75
     Amortization of deferred placement costs                                     163            57
CHANGES IN OTHER ASSETS AND LIABILITIES:
     Other assets                                                              (1,625)         (207)
     Accounts payable and accrued expenses                                        774           217
     Accrued interest payable--related parties                                   (105)          280
     Accrued interest payable--senior subordinated debt                          (139)           --
     Income taxes                                                               5,084           628
                                                                             --------      --------
         Net cash used in operating activities                                (13,830)       (1,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Fixed assets purchased                                                      (593)          (36)
                                                                             --------      --------
         Net cash used in investing activities                                   (593)          (36)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from junior subordinated notes-related parties                       --           590
     Principal payments on junior subordinated
       notes-related parties                                                   (5,206)         (590)
     Payment of preferred stock dividends                                         (27)           --
     Proceeds from initial public offering                                     17,615            --
     Preferred equity partners' contribution                                       --           849
     Due to National Auto Finance Corporation                                    (178)           --
                                                                             --------      --------
         Net cash provided by financing activities                             12,204           849
                                                                             --------      --------

Net decrease in cash and cash equivalents                                      (2,219)         (405)

Cash and cash equivalents at beginning of period                                5,066           824
                                                                             --------      --------

Cash and cash equivalents at end of period                                   $  2,847      $    419
                                                                             ========      ========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Cash Flows (unaudited)
                 For the Six Months Ended June 30, 1997 and 1996
                             (dollars in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              --------------------------
                                                                               1997               1996
                                                                              --------           -------
NON-CASH FINANCING ACTIVITIES:
   Offering costs deferred in 1996 transferred to paid-in-capital             $    775           $     0
     in 1997
   Accrued preferred stock dividends                                                41                 0
   Conversion of accrued interest on senior subordinated debt to
     Common Stock and paid-in-capital                                              169                 0
   Conversion of partners' capital to preferred stock                            2,295                 0
   Conversion of partnership capital to common stock
     and paid-in-capital                                                         7,225                 0
   Deferred income taxes from Reorganization included in net loss
     considered paid-in-capital                                                  5,416                 0
   Income earned in 1997 prior to Reorganization included in
     paid-in-capital                                                               526                 0


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)


(1)  BASIS OF PRESENTATION

     The financial statements presented herein, to the extent that they relate to periods (i) prior to January 29, 1997, are the consolidated financial statements of the National Auto Partnership and the ACCH Partnership, and
     (ii) after January 29, 1997 are the financial statements of National Auto Finance Company, Inc., and subsidiaries (the "Company").

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

     In conjunction with the reorganization from a partnership form to a taxable corporate form, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax liabilities of a change in tax rates was recognized in income in the three month period ended March 31, 1997. The cumulative effect of this change in accounting for income taxes was a non-cash charge of $5.4 million recorded in the first quarter.

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities, and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. The Company refers to such retained interests as "Retained Interest in Securitizations", consisting of several components including the "excess spread receivable" ("Excess Spread Receivable" or the "ESR"). Retained interests are recorded at fair value and periodically measured in the same manner as investments classified as available for sale or trading under Statement of Financial Accounting Standards No. 115. Effective January 1, 1997, the Company adopted SFAS No. 125.

     Loans that are purchased by the Company are sold on a daily basis in a two-step securitization program described below. Securitization related income or loss is recognized (1) upon transfer of Loans to the Master Trust based upon the amount of cash received upon transfer of such Loans generally equal to the Company's purchase price of the Loan and (2) an estimate of the Company's residual interest in the Master Trust (which constitute a portion of Retained Interest in Securitizations). The value of the Company's residual interest in the Master Trust is determined by estimating the fair value of amounts to be received from the Master Trust and the subsequent "Permanent Securitizations"

     The Retained Interest in Securitizations is classified as a trading security for financial reporting purposes with changes in fair value either credited or charged to the statement of operations.

     The Company is aware of a limited market for the purchase or sale of its Over-Collateralization Accounts (a portion of its Retained Interest in Securitizations), but is not aware of an active market for the purchase or sale of the other components of its Retained Interest in Securitizations (ESR's and Cash Spread Accounts) and accordingly, the Company has determined the estimated fair value of the Retained Interest in Securitizations at June 30, 1997 by the following process:

     1. The Company has estimated the timing and amount of cash flows to be received from Loans transferred to each securitization trust based upon assumptions relating to estimate of defaults, loss severity, prepayments and normal principal and interest amortization "cash-in";

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

     7. The fair value of cash-out over the remaining life of the securitization has been determined by discounting the estimated cash-out at a rate management believes an investor would require for a stream of cash flows with similar cash risk characteristics.

     8. The Company has compared the fair value of the cash-out for each securitization trust to the Retained Interest in Securitizations for each securitization trust. Adjustments to fair value or impairments are charged to securitization related income (loss).

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

(2)  RETAINED INTEREST IN SECURITIZATIONS

     Retained Interest in Securitizations were as follows at June 30, 1997 and December 31, 1996:

                                                            June 30,            December 31,
                                                              1997                 1996
                                                          -----------           ----------
                                                     (dollars in thousands)

     Spread Accounts                                      $    11,333           $    8,221
     Excess Spread Receivable                                  20,020               15,183
                                                          -----------           ----------
                                                          $    31,353           $   23,404
                                                          ===========           ==========

     Assumptions used to value the Retained Interests in Securitizations at June 30, 1997 were as follows:

     Weighted average cumulative net loss rate                                         9.00%
     Weighted average cumulative prepayment rate                                      20.64%
     Discount rate                                                                    11.00%
     Level of required Cash Spread Account                                     3.4% to 7.00%
     Rate of interest on Cash spread Account                                           5.50%
     Weighted average yield on Loans                                                  19.54%

     In January 1995, the Company began using a revolving securitization facility pursuant to which the Company sells its Loans on a daily basis to a bankruptcy-remote special purpose subsidiary trust ("Funding Trust"), which in turn transfers such Loans to a bankruptcy-remote master trust (the "Master Trust"). The Company retains, through Funding Trust, certain residual interests in future excess cash flows from the Master Trust (the Excess Spread Receivable or ESR), in exchange for the transfer of Loans to the Master Trust.

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

     During the six months ended June 30, 1997 and 1996, the following activity took place with respect to securitization:


                                                                        June 30,
                                                                -------------------------
                                                                    1997           1996
                                                                -----------     ----------
                                                                  (dollars in thousands)

     Original customer principal balance of Loans sold,
       as of period end                                         $    75,005     $   32,953
                                                                ===========     ==========

     Securitization related income                              $     6,171     $    5,253
                                                                ===========     ==========

     Remaining principal balance of Loans sold since
       inception, as of period end                              $   127,094     $   53,534
                                                                ===========     ==========

     Weighted average coupon rate on Loans sold
       as of period end                                              19.54%         18.80%
                                                                ===========     ==========

(3)  JUNIOR SUBORDINATED NOTES

     During 1994, 1995, and 1996, the Company received loans on a junior subordinated basis (the "Junior Subordinated Notes") from principal equity holders of National Auto Finance Company L.P., a Delaware limited partnership that was organized in October 1994 (the "National Auto Partnership") and certain affiliates. The Junior Subordinated Notes are payable on January 31, 2002, and accrue interest at 8% per annum. Interest expense recognized for this debt for the periods ending June 30, 1997 and 1996 was $123,000 and $295,000, respectively.

(4)  SENIOR SUBORDINATED NOTES

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

(5)  STOCK OPTION PLAN

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

(6)  SUBSEQUENT EVENTS

     In July 1997, the National Auto Finance 1997-1 Trust (the "1997-1 Trust") was formed and the Master Trust refinanced approximately $73.5 million of its receivables in a public offering of asset-backed securities through their transfer by the Master Trust to the 1997-1 Trust, as part of a permanent securitization ("Permanent Securitization"). Payment of principal of, and interest on, the $66.9 million of the securities issued in that transaction is insured by payment guarantees issued by FSA, and such securities are rated AAA and Aaa by Standards & Poor's Rating Service and Moody's Investors Service, Inc., respectively. The proceeds of that Permanent Securitization transaction were used by the Master Trust to repay the then-outstanding balance of the variable funding (i.e., revolving) certificates bearing interest at floating rates ("Class B Certificates"). Since such time, the Master Trust has issued additional Beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company expects additional Permanent Securitizations to be periodically consummated in the future in order to refinance amounts outstanding under such Class B Certificates.

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

         2. Continuing the implementation of the strategic referral and marketing alliance with First Union National Bank of North Carolina ("First Union") and certain of its national bank affiliates (the "First Union Strategic Alliance"), including the expansion throughout First Union's indirect auto finance division, which conducts business with Dealers in seven southeastern states and the District of Columbia, and five northeastern states (the "Northeastern Franchise");

         3. Establishing strategic referral and marketing alliances with several smaller financial institutions and Dealer groups; and

         4. Strategically purchasing portfolios of Non-Prime Consumer Loans from third party originators that meet the Company's strict underwriting criteria.

HISTORICAL DEVELOPMENT AND GROWTH

From the inception of the Company in October 1994 through January 16, 1995, the primary source of revenue for the Company was net interest income on Loans purchased by the Company. In January 1995, the Company began the securitized warehousing of all of its Loans through daily sale (the "Revolving Securitization") to the Master Trust. The Revolving Securitization was implemented effective January 16, 1995. On that date, the Company sold to the Master Trust 407 Loans (approximately $5 million in principal) that were purchased by the Company from October 12, 1994 through January 16, 1995. Thereafter, the Company commenced selling Loans purchased by it to the Master Trust on a daily basis.

Periodically, the Master Trust refinances its Loans through the transfer of the Loans to a separate permanent trust, which then securitizes the Loans (Permanent Securitization). The Company retains a residual interest and a cash investment in the Master Trust, and the various Permanent Securitizations, which are reflected as retained interest in securitizations on the Company's balance sheet. Since initiation of the Revolving Securitization, the Company's earnings have been primarily attributable to the securitization income recognized on the sale of Loans into the

                     NATIONAL AUTO FINANCE COMPANY, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                  June 30, 1997

Master Trust. For the six month period ended June 30, 1997, such securitization related income accounted for approximately 77% of the Company's revenues.

COMPONENTS OF REVENUE AND EXPENSES

Revenues

In January, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) NO. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities' (SFAS No. 125) which the Company uses to measure the fair value of its Retained Interest in Securitizations. The Company derives revenues principally from the securitization related income it records as a result of the SFAS No. 125 calculation.

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

THREE MONTH PERIOD ENDED JUNE 30, 1997, AS COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1996.

Income from Operations

The Company reported net income for the three month period ended June 30, 1997 of $159,000 compared to pro forma net income of $539,000 for the three month period ended June 30, 1996.

Securitization Related Income

The Company's Loan purchasing and servicing activities expanded significantly during the three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996. The Company purchased $31.2 million of principal amount of Loans or 2,290 Loans from Dealers and $12.6 million of principal amount of Loans from Dealers or 1,541 Loans were acquired through the Company's Portfolio Acquisition Program ("PAC") during the three month period ended June 30, 1997. Of these amounts, $39.2 million or 90% were subsequently sold to the Master Trust. This compares to $18.0 million principal amount of Loans purchased from Dealers or 1,453 Loans and $311,000 principal amount of Loans or 33 Loans were acquired through PAC during the three month period ended June 30, 1996, all of which were sold to the Master Trust.

For the three month periods ended June 30, 1997 and 1996 the Company recognized securitization related income of $4.1 million and $2.9 million, respectively. This increase was primarily the result of a 139% increase in the dollar volume of Loans purchased for the three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996.

                     NATIONAL AUTO FINANCE COMPANY, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                  June 30, 1997

The table below sets forth certain information relating to the Company's Loan purchasing activities, including the specific number and aggregate principal amount of Loans purchased and the aggregate amount funded to Dealers:

                                                                           Three Month Period Ended
                                                                                   June 30,
                                                                           --------------------------
                                                                              1997            1996
                                                                           -----------    -----------
                                                                              (dollars in thousands)

Number of Loans purchased from Dealers during period                             2,290          1,453
Number of Loans purchased as portfolios (PAC)                                    1,541             33
                                                                           -----------    -----------
     Total number of Loans purchased                                             3,831          1,486
                                                                           ===========    ===========

Principal balance of Loans from Dealers purchased during period            $    31,208    $    18,031
Principal balance of Loans in portfolios (PAC)                                  12,569            311
                                                                           -----------    -----------
     Total balance of Loans purchased                                      $    43,777    $    18,342
                                                                           ===========    ===========

Amount funded(1)                                                           $    42,600    $    17,332
                                                                           ===========    ===========

----------------------------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or other seller (i.e., the amount actually paid to a Dealer or other seller), calculated as the principal of the Loan purchased less a negotiated discount.

Other Income

The Company generated approximately $1.1 million of other income for the three month period ended June 30, 1997, as compared to $188,000 for the three month period ended June 30, 1996. The principal sources of the Company's other income were $838,000 of servicing income and $295,000 of interest and miscellaneous income for the three month period ended June 30, 1997, as compared to $187,000 and $1,000, respectively, for the three month period ended June 30, 1996.

Total  Expenses

The Company reported operating expenses of $4.9 million for the three month period ended June 30, 1997, as compared to approximately $2.2 million for the three month period ended June 30, 1996. These expenses consisted primarily of subordinated note interest, personnel, loan acquisition, portfolio servicing and other corporate operating expenses. Operating expenses, as a percentage of Loans purchased, decreased from 11.9% as of June 30, 1996 to 11.3% as of June 30, 1997. Management currently expects that operating costs will rise throughout the remainder of fiscal year 1997 as the result of anticipated growth in the number of Loans purchased and serviced by the Company, and the hiring of additional personnel in connection with the expansion of the First Union Strategic Alliance to FUSF's Northeastern Franchise. In addition, operating costs will also increase as the Company implements its own in-house servicing center in Jacksonville, Florida. The Company has already hired 33 employees in its in-house collections department (14 as of June 30, 1997), and expects to hire more employees by the end of this year for both collections and servicing of Loans. The Company intends to assume responsibility for collecting all of its Loans by approximately October 1, 1997, and hopes to take over all servicing of its Loans by the end of fiscal year 1997. To that end, the Company has leased 37,000 square feet of space in Jacksonville to house its servicing center, and is temporarily leasing approximately 3,000 square feet of space until the permanent space is ready for occupancy. Such increased operating expenses may decrease the Company's operating margins and the Company's overall profitability.

Salary and employee benefits for the three month period ended June 30, 1997 were approximately $1.7 million, as compared to approximately $841,000 for the three month period ended June 30, 1996. Personnel expenses consisted

                     NATIONAL AUTO FINANCE COMPANY, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                  June 30, 1997

primarily of salaries and wages, performance incentives, employee benefits, and payroll taxes. The Company's number of full-time employees increased from 57 as of June 30, 1996, to 103 as of June 30, 1997.

Other operating expenses for the three month period ended June 30, 1997 were approximately $1.1 million, as compared to approximately $457,000 for the three month period ended June 30, 1996. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses, and management information systems expenses.

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

SIX MONTH PERIOD ENDED JUNE 30, 1997, AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1996.

Income from Operations

The Company reported a net loss for the six month period ended June 30, 1997 of $597,000, before a one-time non-cash deferred income tax charge to earnings of $5.4 million, arising in the first quarter of 1997, which reflects a deferred income tax liability arising from the reorganization of the Company's business from a partnership form to a taxable corporate form in connection with the Company's Offering in January 1997 compared to pro forma net income of $1.0 million for the six month period ended June 30, 1996.

Securitization Related Income

The Company's Loan purchasing and servicing operations expanded significantly during the six month period ended June 30, 1997, as compared to the six month period ended June 30, 1996. The Company purchased $59.2 million of principal amount of Loans or 4,407 Loans from Dealers and $20.3 million principal amount of Loans or 2,302 Loans were acquired through the Company's Portfolio Acquisition Program during the six month period ended June 30, 1997. Of these amounts, $75.0 million or 94% were subsequently sold to the Master Trust. This compares to $32.6 million of principal amount of Loans or 2,638 Loans purchased from Dealers and $311,000 principal amount of Loans or 33 Loans acquired through PAC during the six month period ended June 30, 1996, all of which were sold to the Master Trust.

For the six month periods ended June 30, 1997 and 1996 the Company recognized securitization related income of $6.2 million and $5.3 million, respectively. This increase was primarily the result of a 141% increase in the dollar volume of Loans purchased for the six month period ended June 30, 1997, as compared to the six month period ended June 30, 1996.

                     NATIONAL AUTO FINANCE COMPANY, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                  June 30, 1997




The table below set forth certain information relating to the Company's Loan purchasing activities, including the specific number and aggregate principal amount of Loans purchased and the aggregate amount funded to Dealers:

                                                                             Six Month Period Ended
                                                                                   June 30,
                                                                           --------------------------
                                                                              1997           1996
                                                                           -----------    -----------
                                                                            (dollars in thousands)

Number of Loans purchased from Dealers during period                             4,407          2,638
Number of Loans purchased as portfolios (PAC)                                    2,302             33
                                                                           -----------    -----------
     Total number of Loans purchased                                             6,709          2,671
                                                                           ===========    ===========

Principal balance of Loans from Dealers purchased during period            $    59,217    $    32,642
Principal balance of Loans in portfolios (PAC)                                  20,332            311
                                                                           -----------    -----------
     Total balance of Loans purchased                                      $    79,549    $    32,953
                                                                           ===========    ===========

Amount funded(1)                                                           $    77,509    $    31,202
                                                                           ===========    ===========

-------------------

(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or other seller (i.e., the amount actually paid to a Dealer or other seller), calculated as the principal of the Loan purchased less a negotiated discount.

Other Income

The Company generated approximately $1.9 million of other income for the six month period ended June 30, 1997, as compare to $382,000 for the six month ended June 30, 1996. The principal sources of the Company's other income were $1.4 million of servicing income and $503,000 of interest and miscellaneous income for the six month period ended June 30, 1997, as compared to $328,000 and $54,000, respectively, for the six month period ended June 30, 1996.

Total  Expenses

The Company reported operating expenses of $8.9 million for the six month period ended June 30, 1997, as compared to $4.0 million for the six month period ended June 30, 1996. These expenses consisted primarily of subordinated note interest, personnel, Loan acquisition, portfolio servicing, and other corporate operating expenses.

Salaries and benefits for the six month period ended June 30, 1997 were approximately $3.0 million, as compared to approximately $1.5 million for the six month period ended June 30, 1996.

Other operating expenses for the six month period ended June 30, 1997 were approximately $1.8 million, as compared to approximately $778,000 for the six month period ended June 30, 1996.

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

FINANCIAL CONDITION

As of June 30, 1997, the Company had total assets of $42.4 million, as compared to $31.2 million as of December 31, 1996. These assets consisted primarily of cash, subordinated securities, investments and retained interests in securitization trusts, and Loans held for sale, net of allowances for credit losses.

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

As of June 30, 1997, the Company retained approximately $20.0 million of Excess Spread Receivables and approximately $11.3 million of Spread Accounts. These assets represented 74% of the total assets of the Company as of such date. The value of these assets would be reduced in the event of a material increase in the Loan loss and prepayment experience relative to the amounts estimated by the Company for such items at the time of the sale of the related Loans to the Master Trust.

As of June 30, 1997, the principal amount owed by the Company on Junior Subordinated Notes was approximately $2.0 million, which bear interest at an annual rate of 8%.

LOAN LOSS AND DELINQUENCY EXPERIENCE

The Company regularly reviews the timing of losses and prepayments and the adequacy of loss and prepayment reserves related to securitized Loans. The reserve assumptions used for calculation of securitization related income are set at levels considered to be sufficient to cover the cash flow impact to the Company of expected future losses and prepayments on Loans. Changes in reserves are based directly on the dollar value of the Loans transferred to the Master Trust, historical loss and prepayment experience and, to a lesser extent, current economic conditions and other factors that management deems relevant. The Securitization Trusts' charge-off policy is based upon a Loan-by-Loan review of delinquent accounts. A trust generally charges off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management determines them to be uncollectable.

The following table summarizes the Trusts' Loan losses and liquidation recovery experience from the inception of the Company:

                                                                             As of June 30,
                                                                       --------------------------
                                                                           1997           1996
                                                                       -----------    -----------
                                                                         (dollars in thousands)

Aggregate number of Loans purchased                                         17,382         10,675
Aggregate principal balance of Loans purchased                         $   214,290    $   134,773
Principal balance of outstanding Loans                                 $   157,111    $   102,852
Number of outstanding Loans                                                 14,392          9,063

Gross charge-off principal balance (1)                                 $    14,946    $     7,760
Liquidation recoveries                                                      (7,583)        (4,232)
                                                                       ------------   ------------

Net charge-offs                                                        $     7,363    $     3,528
                                                                       ===========    ===========
Principal balance of Loans related to vehicles held in
     Inventory                                                         $     2,919    $     2,266

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

                                                                               As of June 30,
                                                                       --------------------------
                                                                           1997           1996
                                                                       -----------    -----------
                                                                          (dollars in thousands)

Principal balance outstanding                                          $   157,111    $   102,852
Period of delinquency
     31 to 60 days                                                     $    10,232    $     6,104
     61 to 90 days                                                           3,191          1,596
     91 days or more, average                                                2,420            487
                                                                       -----------    -----------

Total delinquencies                                                    $    15,843    $     8,187
                                                                       ===========    ===========
Total delinquencies as a percentage of the current
     principal balance of outstanding Loans                                 10.08%          7.95%
                                                                       ===========    ===========

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

                      NATIONAL AUTO FINANCE COMPANY, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1997

The following tables summarize the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending March 31, 1997, and includes loss data through June 30, 1997:



                                             4Q              1Q              2Q                3Q               4Q
                                            1994            1995            1995              1995             1995
                                            ----            ----            ----              ----             ----
                                                                     (dollars in thousands)
Number of Loans pur-
  chased during period         13,553         300            795              920            1,003              868


Number of outstanding
 Loans at end of
 period                        10,623         158            402              500              645              594


Principal balance of
 Loans purchased
 during period            170,546,706   3,819,645      9,704,263       11,237,718       13,674,781       11,378,599


Principal balance of
 Loans outstanding at
 end of period            114,572,705   1,266,230      3,016,157        4,046,276        6,272,519        5,978,476



                                             1Q                2Q                3Q                4Q                 1Q
                                            1996              1996              1996              1996               1997
                                            ----              ----              ----              ----               ----
                                                                        (dollars in thousands)
Number of Loans pur-
  chased during period                     1,185             1,486             1,866             2,252              2,878


Number of outstanding
 Loans at end of
 period                                      828             1,155             1,552             2,015              2,774


Principal balance of
 Loans purchased
 during period                        14,611,677        18,341,044        23,201,321        28,804,973         35,772,705


Principal balance of
 Loans outstanding at
 end of period                         8,338,435        11,968,108        16,994,942        23,847,149         32,844,413


Cumulative
Net Loss %       4.32%     9.07%     9.15%      8.66%      7.10%      6.65%      5.80%      6.00%      3.65%      1.89%      0.23%

                            4Q        1Q         2Q         3Q         4Q         1Q         2Q         3Q         4Q         1Q

                           1994      1995       1995       1995       1995       1996       1996       1996       1996       1997
                           ----      ----       ----       ----       ----       ----       ----       ----       ----       ----


 1                         0.00%     0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%
 2                         0.00%     0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%
 3                         0.00%     0.00%      0.00%      0.00%      0.05%      0.00%      0.00%      0.04%      0.00%      0.00%
 4                         0.00%     0.00%      0.00%      0.03%      0.17%      0.00%      0.00%      0.04%      0.01%      0.02%
 5                         0.00%     0.07%      0.10%      0.19%      0.21%      0.10%      0.10%      0.16%      0.00%      0.06%
 6                         0.05%     0.14%      0.27%      0.43%      0.70%      0.39%      0.32%      0.45%      0.25%      0.23%
 7                         0.05%     0.24%      0.67%      0.88%      0.96%      0.60%      0.64%      0.79%      0.61%
 8                         0.31%     0.86%      1.42%      1.24%      1.05%      0.80%      1.14%      1.06%      1.21%
 9                         0.47%     1.34%      1.98%      2.18%      1.57%      1.38%      1.73%      1.92%      1.89%
 10                        0.51%     1.70%      2.40%      2.35%      2.28%      1.81%      2.70%      2.59%
 11                        1.08%     1.73%      2.62%      2.70%      2.40%      2.00%      3.29%      3.36%
 12                        1.36%     2.52%      3.14%      3.11%      3.08%      2.43%      4.34%      3.65%
 13                        1.75%     3.04%      3.37%      3.60%      3.48%      3.35%      5.19%
 14                        1.72%     3.39%      3.71%      3.58%      3.69%      3.60%      5.58%
 15                        3.12%     3.90%      3.99%      4.13%      4.24%      4.42%      6.00%
 16                        3.21%     4.20%      4.27%      4.60%      4.58%      4.71%
 17                        3.80%     4.52%      4.49%      4.98%      5.36%      5.38%
 18                        4.45%     4.70%      5.01%      5.14%      5.52%      5.80%
 19                        4.55%     4.94%      5.35%      5.49%      6.09%
 20                        4.91%     5.18%      5.75%      4.89%      6.43%
 21                        4.91%     5.77%      6.13%      6.46%      6.65%
 22                        5.05%     5.75%      6.84%      6.76%
 23                        5.05%     6.24%      7.44%      7.02%
 24                        5.79%     6.34%      7.75%      7.10%
 25                        5.78%     7.01%      8.28%
 26                        6.20%     7.30%      8.52%
 27                        6.80%     7.65%      8.66%
 28                        7.15%     8.00%
 29                        7.49%     9.02%
 30                        8.06%     9.15%
 31                        8.23%
 32                        9.07%

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

Net cash used in operating activities was $13.8 million during the six month period ended June 30, 1997, compared to net cash used of $1.2 million during the six month period ended June 30, 1996. Cash used for purchasing Loans was $77.5 million, an increase of $46.3 million, or 148%, over cash used for purchasing Loans in the prior year's first six month period. Cash provided from the sale of Loans to the Master Trust was $73.0 million, an increase of $41.8 million, or 134%, over cash provided from the sale of loans to the Master Trust in the prior year's first six month period.

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

The Company has experienced an acceleration in the use of its cash during the second quarter of 1997 in excess of the cash requirements previously projected by the Company. This acceleration is due, in large part, to six factors: (1) a doubling of the Company's PAC volume for this fiscal year from the originally-projected $20 million to the presently-projected $39.3 million; (2) a greater than expected increase in the volume of Company-originated Loans; (3) less than projected dealer discounts; (4) the implementation of the Company's in-house servicing center and the costs associated with the corresponding overlap of functions between that service center and World Omni's service center; (5) an increase in the enhancement rate required as part of the 1997-1 Trust; and (6) a change in the dynamic credit support requirements of the Company's securitization facilities has resulted in and may in the future result in capital of the Company being maintained in the Spread Accounts of two of the Permanent Securitizations. The net effect of these six factors is that the Company will require in the fourth quarter of 1997 additional capital to fund its operations. To that end, the Company is actively seeking to raise additional capital in an amount sufficient to meet the Company's cash requirements and to fund operations through the end of fiscal year 1998.

During the six month period ended June 30, 1997, cash used for initial deposits to Spread Accounts was $6.8 million. Cash flows from retained interest released to the Company for the six month period ended June 30, 1997 was $4.9 million, an increase of $3.2 million, or 182%, over cash distributed from securitizations in the prior year's period. Changes in the distributions from the various Spread Accounts are impacted by the relative size and seasoning of the pools of sold Loans that make up the Company's servicing portfolio.

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

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 20, 1997, an annual meeting (the "Annual Meeting") of the Company's stockholders was held.

         (b) At the Annual Meeting, Keith B. Stein and Peter Offermann were re-elected to the Company's Board of Directors. Further, Gary L. Shapiro, Roy E. Tipton and Morgan M. Schuessler continued to serve as members of the Company's Board of Directors. As previously reported on June 16, 1997, Edgar A. Otto resigned as a member of the Company's Board of Directors, and the Board of Directors, in accordance with the Company's by-laws, appointed Stephen Gurba to the Company's Board of Directors to fill the vacancy left by Mr. Otto's departure.

         (c) The matters voted upon at the Annual Meeting included (1) the election of Keith B. Stein and Peter Offermann to the Company's Board of Directors for terms of three years; and (2) a proposal to ratify the appointment of KPMG Peat Marwick LLP ("KPMG"), independent public accountants, as the auditors for the Company for fiscal year 1997. A total of 6,845,544 shares were represented by proxy at the Annual Meeting, representing 97.4% of the 7,026,000 shares eligible to vote. 6,835,269 votes were cast in favor of electing both Keith B. Stein and Peter Offermann as directors, 10,275 votes were withheld, and no votes were cast against them. Additionally, 6,831,944 votes were cast in favor of the ratification of KPMG as the Company's auditors, 9,400 votes were cast against, and 4,200 votes were abstained.

         (d ) Not applicable.

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


                                           NATIONAL AUTO FINANCE COMPANY, INC.

Date:  July 7, 1998                        /s/  KEITH B. STEIN
                                           -----------------------------------
                                           Keith B. Stein
                                           Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit
Number                     Description
-------                    -----------

11                         Computation of Earnings Per Common Share

27                         Financial Data Schedule