Form 10-Q/A
period 1997-09-30
NATIONAL AUTO FINANCE CO INC
filed 1998-07-08
CIK 1024332

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


                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               65-0688619
------------------------------------------             ------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

621 N.W. 53rd Street, Suite 200,
Boca Raton, Florida                                     33487
------------------------------------------              -----------------------
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

                       NATIONAL AUTO FINANCE COMPANY, INC

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)...............................................   4

              Consolidated Balance Sheets:
                  September 30, 1997 and December 31, 1996...................................   4

              Consolidated Statements of Operations:
                  Three and Nine Months Ended September 30, 1997 and 1996....................   5

              Consolidated Statement of Stockholders' Equity as of September 30, 1997........   6

              Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 1997 and 1996..............................   7

              Notes to Consolidated Financial Statements.....................................   9

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................  14

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................................  26

     SIGNATURE    ...........................................................................  27

     EXHIBIT INDEX...........................................................................  28

              Exhibit 11.  Computation of Earnings Per Common Share..........................  29

              Exhibit 27.  Financial Data Schedule...........................................  30

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

--------------------------------------------------------------------------------
Part I.
--------------------------------------------------------------------------------

Item 1.  Financial Statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Consolidated Balance Sheets (unaudited)
                    September 30, 1997 and December 31, 1996
                             (dollars in thousands)

                                                        September 30,    December 31,
                                                             1997            1996
                                                        -------------    ------------
ASSETS:
Cash and cash equivalents                                  $    326         $ 5,066
Retained interest in securitizations                         23,077          23,404
Fixed assets, net                                             1,667             515
Deferred financing costs                                        925           1,849
Other assets                                                  2,246             367
                                                           --------         -------
     Total assets                                          $ 28,241         $31,201
                                                           ========         =======

LIABILITIES:

Accounts payable and accrued expenses                      $  1,982         $ 1,771
Due to National Auto Finance Corporation                       --               178
Deferred income taxes                                          --              --
Accrued interest payable--related parties                        40             144
Accrued interest payable--senior subordinated notes             200             339
Notes payable                                                   222            --
Junior subordinated notes--related parties                    2,007           7,218
Senior subordinated notes                                    12,000          12,000
                                                           --------         -------
     Total liabilities                                       16,451          21,650
                                                           --------         -------

Mandatorily redeemable preferred stock series A -
  $.01 par value, $1,000 stated value; 1,000,000
  shares authorized; 2,295 shares outstanding
  redeemable in January 2005, stated at
  redemption value                                            2,335            --

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value; 20,000,000
  shares authorized; 7,026,000 shares
  outstanding                                                    70            --
Paid in capital                                              19,166            --
Accumulated deficit                                          (9,781)           --
Equity of predecessor entity                                   --             9,551
                                                           --------         -------
     Total stockholders' equity                               9,455           9,551
                                                           --------         -------

Total liabilities, mandatorily redeemable
  preferred stock and stockholders' equity                 $ 28,241         $31,201
                                                           ========         =======



See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Operations (unaudited)
         For the Three and Nine Months Ended September 30, 1997 and 1996
                  (dollars in thousands, except per share data)


                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------    --------------------
                                                        1997        1996        1997        1996
                                                      --------    --------    --------    --------
REVENUE:
Securitization related income (loss)                  $ (9,693)   $  3,905    $ (3,522)   $  9,158
Servicing income                                           863         259       2,238         587
Interest income                                            168          51         537          57
Other income                                                42           6         176          54
                                                      --------    --------    --------    --------
     Total revenue                                      (8,620)      4,221        (571)      9,856
                                                      --------    --------    --------    --------

EXPENSES:
Interest expense                                           343         372       1,103         676
Salaries and employee benefits                           1,596       1,008       4,591       2,510
Direct loan acquisition expenses                           936         528       2,502       1,238
External servicing expenses                                903         298       2,278         778
Internal servicing expenses                                998        --           998        --
Depreciation and amortization                              148         150         541         343
Other operating expenses                                   265         431       2,087       1,209
                                                      --------    --------    --------    --------
     Total expenses                                      5,189       2,787      14,100       6,754

Income (loss) before income taxes                      (13,809)      1,434     (14,671)      3,102
Income taxes (benefit) before reorganization
  of partnership                                           332        --          --          --
                                                      --------    --------    --------    --------
Income (loss) before taxes from reorganization
  of partnership                                       (14,141)      1,434     (14,671)      3,102
Income taxes (benefit) from reorganization of
  Partnership                                           (5,416)       --          --          --
                                                      --------    --------    --------    --------
     Net income (loss)                                  (8,725)      1,434     (14,671)      3,102
                                                      --------    --------    --------    --------

Less preferred stock dividends                              40        --           107        --
                                                      --------    --------    --------    --------

Net income (loss) available for common shareholders   $ (8,765)   $  1,434    $(14,778)   $  3,102
                                                      ========    ========    ========    ========

Earnings (loss) per share                             $  (1.25)               $  (2.11)
                                                      ========                ========

Pro forma: (1)
     Income before income taxes                                   $  1,434                $  3,102
     Income taxes                                                      539                   1,167
                                                                  --------                --------
     Pro forma net income                                         $    895                $  1,935
                                                                  ========                ========

Pro forma earnings per share                                      $   0.21                $   0.46
                                                                  ========                ========

Weighted average shares and share equivalents            7,026                   6,994
                                                      ========                ========

Pro forma shares outstanding                                         4,230                   4,230
                                                                  ========                ========

1. Prior to January 29, 1997, the Company's operations were conducted through two related partnerships. The pro forma data reflects the Company's after-tax earnings as if it had been taxed as a C-corporation for these periods. Income taxes for the three-month period ended September 30, 1996 and the nine month period ended September 30, 1996, reflect the pro forma application of a combined federal and state income tax rate of approximately 38% as if the Company had been taxed as a C-corporation for all periods presented.

See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Consolidated Statement of Stockholders' Equity (unaudited)
                  For the Nine Months Ended September 30, 1997
                             (dollars in thousands)


                                                                             Retained       Equity of
                                                       Common     Paid in    Earnings      Predecessor
                                                        Stock     Capital    (Deficit)        Entity        Total
                                                        -----     -------    ---------        ------        -----

Balance as of December 31, 1996                                                                  9,551       9,551
     Net income from January 1, 1997 through
       Reorganization on January 29, 1997                                                         526          526
     Assets retained by partnership                                                               (31)         (31)
                                                                                             ---------    ---------
     Balance as of January 29, 1997                                                            10,046       10,046

     Exchange of predecessor equity for stock
       in connection with Reorganization on
       January 29, 1997                                     42        7,709                   (10,046) (1)  (2,295)

     Issuance of 496,000 shares of common stock
       in exchange for deferred interest on Senior
       Subordinated Notes                                    5          164                                    169

     Deferred income taxes recorded in connection
       with Reorganization                                           (5,416)                                (5,416)

     Issuance of 2,300,000 shares of common stock in
       initial public offering, net of costs                23       16,816                                 16,839

     Dividends on mandatorily redeemable
       preferred stock                                                 (107)                                  (107)

     Net loss subsequent to Reorganization                                        (9,781)                   (9,781)
                                                        ------     --------      -------      -------      -------

     Balance as of September 30, 1997                       70       19,166       (9,781)           0        9,455
                                                        ======     ========      =======      =======      =======

----------

(1) $2,295 of such amount was attributed to mandatorily redeemable preferred stock.


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 1997 and 1996
                             (dollars in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         ---------------------
                                                                            1997        1996
                                                                         ---------    --------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $ (14,671)   $  1,935
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
     Securitization related income                                           3,522      (9,158)
     Depreciation expense                                                       80         217
     Purchases of loans held for sale                                     (127,583)    (51,077)
     Proceeds from transfer of loans to Master Trust                       127,583      51,540
     Cash flows from retained interest released to Company                   6,617       2,864
     Cash deposits to spread accounts                                       (9,830)     (1,650)
     Amortization of deferred financing cost                                   277         121
     Amortization of deferred placement costs                                   74          42
CHANGES IN OTHER ASSETS AND LIABILITIES:
     Other assets                                                           (1,974)       (331)
     Accounts payable and accrued expenses                                     211         322
     Accrued interest payable - related parties                               (104)       (460)
     Accrued interest payable - senior subordinated debts                     (139)        212
     Income taxes                                                             --         1,167
                                                                         ---------    --------
         Net cash used in operating activities                             (15,937)     (4,256)
CASH FLOW FROM INVESTING ACTIVITIES:
     Fixed assets purchased                                                 (1,361)       (283)
                                                                         ---------    --------
         Net Cash used in investing activities                              (1,361)       (283)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from junior subordinated notes - related parties                --           700
     Proceeds from First Union National Bank note                              222        --
     Proceeds from senior subordinated debt                                   --        11,303
     Principal payments on junior subordinated notes - related parties      (5,182)     (1,038)
     Payment of preferred stock dividends                                      (67)       --
     Proceeds from initial public offering                                  17,614        --
     Preferred equity partners' contributions                                 --         1,606
     Payments on leases                                                        (29)
                                                                         ---------    --------
         Net cash provided by financing activities                          12,558      12,571
                                                                         ---------    --------
Net increase/(decrease) in cash and cash equivalents                        (4,740)      8,032

Cash and cash equivalents at beginning of period                             5,066         824
                                                                         ---------    --------

Cash and cash equivalents at end of period                               $     326    $  8,856
                                                                         =========    ========

Cash paid for interest                                                   $   1,346    $    898

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 1997 and 1996
                             (dollars in thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                ---------------------
                                                                                 1997           1996
                                                                                -----          ------

NON-CASH FINANCING ACTIVITIES:
     Offering costs deferred in 1996 transferred to
       paid-in-capital in 1997                                                     775              0
     Accrued preferred stock dividends                                              40              0
     Conversion of accrued interest on senior subordinated debt
       to common stock and paid-in-capital                                         169              0
     Conversion of partners' capital to preferred stock                          2,295              0
     Conversion of partnership capital to common stock and
       paid-in-capital                                                           7,225              0
     Deferred income taxes from Reorganization included in
       net loss considered paid-in-capital                                       5,416              0
     Income earned in 1997 prior to Reorganization included in
       paid-in-capital                                                             526              0


See accompanying notes to the consolidated financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)


(1)  BASIS OF PRESENTATION

     The financial statements presented herein, to the extent that they relate to periods (i) prior to January 29, 1997, are the consolidated financial statements of the National Auto Partnership and the ACCH Partnership, and
     (ii) after January 29, 1997 are the financial statements of National Auto Finance Company, Inc. and subsidiaries (the "Company").

     The accompanying unaudited interim financial statements for the nine month periods ended September 30, 1997 and 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)


     The Retained Interest in Securitizations is classified as a trading security for financial reporting purposes with changes in fair value either credited or charged to the statement of operations.

     The Company is aware of a limited market for the purchase or sale of its Over-Collateralization Accounts (a portion of its Retained Interest in Securitizations), but is not aware of an active market for the purchase or sale of the other components of its Retained Interest in Securitizations (ESRs and Cash Spread Accounts) and accordingly, the Company has determined the estimated fair value of the Retained Interest in Securitizations at September 30, 1997 by the following process:

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

     5. The Company has then estimated the required Cash Spread Account balance for each securitization trust for each period given the requirements of each trust and the impact of the assumptions noted above. The Company then calculated the amount of Excess Spread Receivable to be added to the Cash Spread Account or the amount of the Cash Spread Account to be released to the Company each month.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)



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

(2)  RETAINED INTEREST IN SECURITIZATIONS

     Retained Interest in Securitizations were as follows at September 30, 1997 and December 31, 1996:

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------

     Spread Accounts                              $   7,442       $   8,221
     Excess Spread Receivable                        15,635          15,183
                                                  ---------       ---------
                                                  $  23,077       $  23,404
                                                  =========       =========

     Assumptions used to value the Retained Interest in Securitizations at September 30, 1997 were as follows:

         Weighted average cumulative net loss rate               12.00%
         Weighted average cumulative prepayment rate             20.63%
         Discount rate                                           11.00%
         Level of required Cash Spread Account                5% to 11%
         Rate of interest on Cash Spread Account                  5.50%
         Weighted average yield on Loans                         19.40%

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)



     expects additional Permanent Securitizations to be periodically consummated in the future in order to refinance amounts outstanding under such Class B Certificates.

     During the nine months ended September 30, 1997 and 1996, the following activity took place with respect to securitization:

                                                                          September 30,   September 30,
                                                                               1997           1996
                                                                          -------------   -------------

     Principal balance of Loans sold                                       $   130,757    $    56,152
                                                                           ===========    ===========
     Securitization related income (loss)                                  $    (3,522)   $     9,158
                                                                           ============   ===========
     Weighted average coupon rate on Loans sold during the period               19.40%         19.70%
                                                                           ===========    ===========

(3)  JUNIOR SUBORDINATED NOTES

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

(5)  NOTES PAYABLE

     The Company has entered into a $1.5 million revolving credit agreement ("FUNB Note") dated as of August 25, 1997 with First Union National Bank to fund the purchase of furniture and equipment ("collateral") for the Company's Jacksonville Servicing Division and corporate headquarters. FUNB retains a security interest in the collateral. The FUNB Note accrues interest at the one month London Interbank Offered Rate plus 2.5% (8.15% at September 30, 1997), payable monthly. As of September 30, 1997, the principal amount owed by the Company was approximately $222,000.

     As of September 29, 1997, the Company has entered into a three-year, $10 million revolving credit facility with BankBoston, N.A., secured by motor vehicle installment contracts, with a short-term $8.0 million working capital subfacility secured by the Company's investments and Retained Interest in Securitizations, which matures on January 19, 1998.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)



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

(7)  SUBSEQUENT EVENTS

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

SECURITIZATION ACTIVITIES

The Company is a consumer finance company specializing in the business of purchasing, financing, securitizing and servicing Loans to borrowers with limited credit histories, low incomes or past credit problems ("Non-Prime Consumers"). The Company currently finances its purchases of Loans primarily through an asset securitization program that involves (i) the securitized warehousing of substantially all of its Loans through their daily sale to the Master Trust pursuant to the Revolving Securitization followed by (ii) the refinancing of such warehoused Loans from time to time through Permanent Securitizations. The following discussion summarizes the effect of the Company's securitization activities on its revenues, expenses and cash flows.

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

As the result of the Company's continued detailed review and analysis, including extensive computer modeling, of factors effecting the performance of the Company's Loan portfolio and the related carrying value of the Retained Interest in Securitizations, the Company adjusted the securitization income and the value of the Retained Interest in Securitizations in the third quarter of 1997 by a total of $16.0 million pre-tax. Specifically, the Company has increased the cumulative net loss estimate from 9% as of June 30, 1997 to 12% as of September 30, 1997. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the loans, lower expected recovery rates on the underlying collateral and changes in prepayment speeds, compared to the rates of such items estimated in earlier periods.

The Company also receives monthly payments from the securitization trusts in cash as a fee paid for the Company's servicing of Loans. Servicing income is recognized as earned and typically offsets the direct expenses the Company incurs in connection with the Servicing Portfolio. Finally, the Company also earns interest income on its cash investments and from Loans it temporarily holds for sale pending their securitization; however, unlike many of its competitors, the Company earns only a nominal amount of interest on Loans held for sale because the Company securitizes substantially all of its Loans on a daily basis.

Distributions of Cash from Securitizations

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

Income from Operations

The Company reported a net loss after preferred stock dividends for the three month period ended September 30, 1997 of $8.8 million compared to pro forma net income after a provision for income taxes ("pro forma income taxes") of $895,000 for the three month period ended September 30, 1996.

Securitization Related Income

The Company's Loan purchasing and servicing activities expanded significantly during the three month period ended September 30, 1997 compared to the three months ended September 30, 1996. The Company purchased 4,205 Loans, having a principal balance of $51.2 million, during the three month period ended September 30, 1997 compared to 1,866 Loans, having a principal balance of $23.2 million, during the three month period ended September 30, 1996. These loan purchases consisted of 2,864 Loans purchased from Dealers ($39.3 million principal balance) and 1,341 Loans purchased from Third Party Originators ($11.9 million principal balance) during the three month period ended September 30, 1997, all of which were sold to the Master Trust. This compares to 1,701 Loans purchased from Dealers ($21.4 million principal balance) and 165 Loans purchased from Third Party Originators ($1.8 million principal amount) during the three month period ended September 30, 1996, all of which were sold to the Master Trust. For the three month period ended September 30, 1997, the Company recognized a securitization related loss of $9.7 million, compared to $3.9 million of securitization related income recognized for the three month period ended September 30, 1996. Notwithstanding a 121% increase in the dollar volume of Loans purchased during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996, securitization related income decreased due to the $16.0 million pretax adjustment recorded as a result of the implementation of SFAS No. 125 and the increase in the cumulative net loss estimate from 9% as of June 30, 1997 to 12% as of September 30, 1997.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                               September 30, 1997



The table below sets forth certain information relating to the Company's Loan purchasing activities:

                                                                      Three Month Period Ended
                                                                            September 30,
                                                                      ------------------------
                                                                         1997          1996
                                                                      ---------    -----------

Number of Loans purchased from Dealers during period                     2,864          1,701
Number of Loans purchased as portfolios                                  1,341            165
                                                                       -------        -------
    Total number of Loans purchased                                      4,205          1,866
                                                                       =======        =======

                                                                      (dollars in thousands)

Principal balance of Loans from Dealers purchased during period        $39,287        $21,427
Principal balance of Loans in portfolio                                 11,921          1,772
                                                                       -------        -------
    Total balance of Loans purchased                                   $51,208        $23,199
                                                                       =======        =======

Amount funded (1)                                                      $50,075        $22,014
                                                                       =======        =======

----------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less a negotiated discount.

Servicing Income

The Company receives a servicing fee of approximately 4% of the principal amount of the Loans sold to the Master Trust and 2% of the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as earned. Servicing income was $863,000 for the three months ended September 30, 1997 compared to $259,000 for the three months ended September 30, 1996. The growth was attributable to the increase in the size of the Servicing Portfolio.

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

Total Expenses

The Company reported total operating expenses of $5.2 million for the three months ended September 30, 1997 compared to approximately $2.8 million for the three months ended September 30, 1996. These expenses consisted primarily of interest on subordinated notes, salaries and employee benefits, direct loan acquisition expenses and servicing expenses.

Interest expense for the three months ended September 30, 1997 was $343,000 compared to $372,000 for the three months ended September 30, 1996. This decrease was the result of the reduction of interest expense on the Company's Junior Subordinated Notes due to a partial principal pay-down with the proceeds of the Company's initial public offering. The Senior Subordinated Notes bear interest at a rate of 10% per annum payable quarterly in arrears, commencing October 1, 1996. The Company's Junior Subordinated Notes bear interest at a rate of 8% per annum, payable quarterly in arrears, commencing September 30, 1996.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                               September 30, 1997



Salaries and employee benefits for the three months ended September 30, 1997 were approximately $1.6 million compared to approximately $1.0 million for the three months ended September 30, 1996. These expenses consisted primarily of salaries and wages, performance incentives, employee benefits, and payroll taxes. The increase in expenses primarily reflects the hiring of additional personnel and other costs associated with the growth of the Company. The Company's number of full-time employees, excluding employees involved in internal servicing whose salaries and employee benefits expenses are reported as internal servicing expenses, increased from 67 as of September 30, 1996 to 98 as of September 30, 1997. The Company expects that its number of full time employees will continue to increase commensurate with the growth of the Company.

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

External servicing expenses for the three months ended September 30, 1997 were $903,000 compared to $298,000 for the three months ended September 30, 1996. Servicing costs consisted primarily of a monthly fee paid to an outside servicer for each active Loan and the cost of vendor's single interest insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the three months ended September 30, 1997 were $779,000 compared to $300,000 for the three months ended September 30, 1996. The increase in servicing costs primarily reflected the growth in the Servicing Portfolio. The Company's Servicing Portfolio was approximately $190.7 million, representing 17,593 outstanding Loans, as of September 30, 1997 compared to an approximately $82.8 million Servicing Portfolio, representing 7,286 outstanding Loans, as of September 30, 1996. The Company will continue to pay its outsider servicer fees during the period of transition to in-house servicing and collections.

The Company has assumed responsibility for collecting all of its Loans, and anticipates assuming responsibility for the other servicing of its Loans and MIS operations in the first quarter of 1998. Internal servicing expenses consisted primarily of salaries and other operating expenses totaling $998,000 for the nine months ended September 30, 1997. In addition, the Company capitalized $274,000 of expenses during the three months ended September 30, 1997. The Company commenced operations of its own internal servicing division during July 1997 and had hired 76 employees as of September 30, 1997 and expects to hire more employees by the end of this year for both collections and servicing of its Loans.

Other operating expenses for the three months ended September 30, 1997 were $265,000 compared to $431,000 for the three months ended September 30, 1996. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses, and MIS expenses.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

Income from Operations

The Company reported a net loss after preferred stock dividends for the nine months ended September 30, 1997 of $14.8 million compared to pro forma net income after a provision for income taxes of $1.9 million for the nine month period ended September 30, 1996.

Securitization Related Income

The Company's Loan purchasing and servicing operations expanded significantly during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The Company purchased 10,914 Loans, having a principal balance of $130.8 million, during the nine month period ended September 30, 1997 compared to 4,537 Loans, having a principal balance of $56.2 million, for the nine month period ended September 30, 1996. These Loan purchases consisted of 7,271 Loans purchased from Dealers ($98.6 million principal balance) and 3,643 Loans purchased from Third-Party Originators ($32.2 million principal balance) during the nine month period ended September 30, 1997, all of which were sold to the Master Trust. This compares to 4,339 Loans purchased from Dealers ($54.1 million principal balance) and 198 Loans purchased from Third-Party Originators

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                               September 30, 1997



($2.1 million principal balance) during the nine month period ended September 30, 1996, all of which were sold to the Master Trust. For the nine months ended September 30, 1997, the Company recognized a securitization related loss of $3.5 million, compared to $9.2 million of securitization related income recognized for the nine months ended September 30, 1996. Notwithstanding a 133% increase in the dollar volume of Loans purchased during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 securitization related income decreased due to the $19.4 million pretax adjustment recorded as a result of the implementation of SFAS No. 125 and the increase in the cumulative net loss estimate to 12% as of September 30, 1997.

The table below set forth certain information relating to the Company's Loan purchasing activities:

                                                                       Nine Month Period Ended
                                                                             September 30,
                                                                       -----------------------
                                                                          1997           1996
                                                                       --------        -------

Number of Loans purchased from Dealers during period                      7,271          4,339
Number of Loans purchased as portfolios                                   3,643            198
                                                                       --------        -------
     Total number of Loans purchased                                     10,914          4,537
                                                                       ========        =======

                                                                        (dollars in thousands)

Principal balance of Loans from Dealers purchased during period        $ 98,566        $54,069
Principal balance of Loans in portfolio                                  32,191          2,083
                                                                       --------        -------
     Total balance of Loans purchased                                  $130,757        $56,152
                                                                       ========        =======

Amount funded (1)                                                      $127,584        $53,216

----------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less a negotiated discount.

Servicing Income

Servicing income was $2.2 million for the nine months ended September 30, 1997 compared to $587,000 for the nine months ended September 30, 1996. The growth was attributable to the increase in the size of the Servicing Portfolio.

Other Income

Other income consists of interest income on cash investments, other income and finance charges earned. The Company generated approximately $713,000 of other income for the nine months ended September 30, 1997 compared to $111,000 for the nine months ended September 30, 1996. The increase in other income was primarily attributable to interest earned on the net proceeds of the Company's initial public offering, pending utilization thereof.

Total Expenses

The Company reported total expenses of $14.1 million for the nine months ended September 30, 1997 compared to approximately $6.7 million for the nine months ended September 30, 1996. These expenses consisted primarily of interest expense on subordinated notes, salaries and employee benefits, direct Loan acquisition expenses and servicing expenses.

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

External servicing expenses for the nine months ended September 30, 1997 were $2.3 million compared to $778,000 for the nine months ended September 30, 1996. Servicing costs consisted primarily of a monthly fee to an outside servicer for each active Loan and the cost of vendor's single interest insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the nine months ended September 30, 1997 were $1.9 million compared to $718,000 for the nine months ended September 30, 1996. The increase in servicing costs primarily reflected the growth in the Servicing Portfolio.

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

The Company recently has experienced significant servicing and collections problems with the Servicing Portfolio, which the Company believes has resulted primarily from serious deficiencies in the servicing and collection performance of its outside servicer. The Company believes that these performance deficiencies are largely responsible for the Servicing Portfolio's delinquency and loss ratio increasing from 7.95% at December 30, 1996 to 10.08% at June 30, 1997, which, in turn, caused an Insurance Agreement Event of Default in April 1997 with respect to the 1995 Permanent Securitization, and other FSA performance tests to be violated with respect to the 1995 and 1996 Permanent Securitizations. The Company began assuming collections responsibility for Loans more than 30 days past due in July 1997, and assumed responsibility for collections of the entire Servicing Portfolio on October 1, 1997, although it continues to use its outside servicer's customer service and MIS operations. The Company expects to begin customer service and MIS operations in the first quarter of 1998. During the transition period when its outside servicer continues to provide customer service and MIS service for the Servicing Portfolio, the Company will experience increased costs and will not have complete control over the quality and timeliness of servicing efforts.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                               September 30, 1997



The securitization related income the Company recognizes from the sale of Loans to the Master Trust, and the cash flow from its securitizations are substantially dependent on the Servicing Portfolio's delinquency and loss performance. Increases in delinquencies and losses may result in (i) increased capital and/or collateral credit enhancement requirements for securitizations;
(ii) reductions in cash flow to the Company; and (iii) additional violations of Permanent Securitization portfolio performance tests. Consequently, the Company's failure to effectively service and collect the Servicing Portfolio could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Since October 1994, the Company has maintained, at its own expense, supplemental vendor single interest insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) in instances where neither the vehicle nor the borrower can be found.

The following table summarizes the Trusts' Loan losses and liquidation recovery experience from the inception of the Company:

                                                                      September 30,      December 31,
                                                                          1997               1996
                                                                      -------------      ------------

                                                                          (dollars in thousands)

Aggregate number of Loans purchased                                        21,589             10,675
Aggregate principal balance of Loans purchased                          $ 265,530          $ 134,773
Principal balance of the Servicing Portfolio                            $ 190,709          $ 102,852
Number of Loans in the Servicing Portfolio                                 17,593              9,063
Aggregate gross charge-off principal balance                            $  20,084          $   7,760
Aggregate liquidation recoveries                                           (9,781)            (4,232)
                                                                        ---------          ---------
Aggregate net charge-offs                                               $  10,303          $   3,528
                                                                        =========          =========
Average principal balance of the Servicing Portfolio                    $ 147,394          $  71,181
Net charge-offs as a percent of the average principal balance
  of the Servicing Portfolio (annualized)                                    6.13%              4.04%
Principal balance of Loans related to vehicles held in inventory        $   3,171          $   2,266
Inventory as a percentage of the Servicing Portfolio                         1.66%              2.20%

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

                                                                       September 30,     December 31,
                                                                            1997             1996
                                                                       -------------     ------------

                                                                           (dollars in thousands)

Number of Loans in the Servicing Portfolio                                  17,593             9,063
Principal balance of the Servicing Portfolio                             $ 190,709         $ 102,852
Principal balance delinquent (period of delinquency)
     31 to 60 days                                                       $  11,249         $   6,104
     61 to 90 days                                                           2,875             1,596
     91 days or more                                                         3,028               487
                                                                         ---------         ---------
         Total delinquencies                                             $  17,152         $   8,187
                                                                         =========         =========

Total delinquencies as a percentage of the
  principal balance of the Servicing Portfolio                                8.99%             7.95%
                                                                         =========         =========

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                               September 30, 1997



The following tables summarize the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending June 30, 1997, and include loss data through September 30, 1997:

                                      4Q         1Q         2Q         3Q         4Q         1Q

                                       1994      1995       1995       1995       1995       1996
                                       ----      ----       ----       ----       ----       ----
                                                             (dollars in thousands)

Number of Loans pur-
  chased during period     17,382       300       795        920      1,003        868      1,185

Number of outstanding
  Loans at end of
  period                   13,412       140       364        455        583        539        770

Principal balance of
  Loans purchased
  during period          $214,291    $3,820    $9,704    $11,238    $13,675    $11,378    $14,612

Principal balance of
  Loans outstanding
  at end of period       $140,645    $1,058    $2,554    $ 3,461    $ 5,348    $ 5,150    $ 7,410

Principal balance of
  Loans outstanding as
  a percentage of the
  original principal
  balance purchased         65.63%    27.70%    26.31%     30.80%     39.11%     45.26%     50.71%

Cumulative Net Loss          4.80%    10.38%    10.08%      9.36%      8.63%      8.06%      7.16%


                                      2Q         3Q         4Q         1Q        2Q

                                     1996       1996       1996       1997       1997
                                     ----       ----       ----       ----       ----
                                                 (dollars in thousands)

Number of Loans pur-
  chased during period              1,486      1,866      2,252      2,878      3,829

Number of outstanding
  Loans at end of
  period                            1,065      1,433      1,894      2,616      3,553

Principal balance of
  Loans purchased
  during period                   $18,341    $23,201    $28,805    $35,773    $43,744

Principal balance of
  Loans outstanding
  at end of period                $10,479    $15,072    $21,459    $29,678    $38,976

Principal balance of
  Loans outstanding as
  a percentage of the
  original principal
  balance purchased                 57.13%     64.96%     74.50%     82.96%     89.10%

Cumulative Net Loss                  7.19%      5.38%      3.69%      1.90%      0.99%



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

The Company has experienced an acceleration in the use of cash during 1997 compared to 1996, due, in large part, to six factors: (i) an increase in the volume of Loans purchased from Dealers; (ii) a higher volume of Loans purchased from Third-Party Originators; (iii) a decrease in the average Dealer Discount;
(iv) costs associated with the implementation of the Company's internal servicing and the corresponding overlap of costs between internal servicing and its outside servicer; (v) an increase in the initial cash deposit to the spread account required as a credit enhancement for the Permanent Securitization completed in July 1997 and (vi) a change in the credit support requirements of the Company's other securitization facilities, which has resulted in, and may continue in the future to result in, additional capital of the Company being maintained in the spread accounts of its Permanent Securitizations.

The Company's business requires substantial cash to support the funding of accounts for its securitizations, issuance costs of its asset securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of Loans purchased and serviced by the Company increases. Historically, the Company has operated on a negative operating cash flow basis and its negative operating cash flow is expected to continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities. The Company will in the future be required to issue additional debt or equity, which could dilute the interests of stockholders of the Company, in order to fund, in part, its negative operating cash flow, and is currently pursuing several such debt and equity raising transactions. The availability under the Company's existing Master Trust warehousing facility has been increased by $25 million, to a total of up to $100 million, which is sufficient to fund the Company's anticipated Loan purchases through the end of 1997. The Company anticipates completing its next Permanent Securitization transaction, in the amount of approximately $70 million, in mid-December 1997, the proceeds of which will pay down amounts outstanding under the Master Trust facility, thereby creating additional availability. There can be no assurance, however, that such transaction will be completed before year-end, or at all. In addition, there can be no assurance that the Company will have access to the capital markets in the future for debt or equity issuances or for securitizations, or that financing through borrowings or other means will be available on terms acceptable to the Company. The Company's inability to access the capital markets or obtain financing on acceptable terms could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Net cash used in operating activities was $15.9 million during the nine month period ended September 30, 1997 compared to net cash used of $4.3 million during the nine month period ended September 30, 1996. Cash used for purchasing Loans was $127.6 million, an increase of $76.5 million, or 150%, over cash used for purchasing Loans in the prior year's first nine month period. Cash provided from the sales of Loans to the Master Trust was $127.6 million, an increase of $76.0 million, or 148%, over cash provided from the sales of Loans to the Master Trust in the prior year's first nine month period.

The Company is required to maintain a minimum equity position in the Revolving Securitization of 10.0% of the net serviced receivables. This equity currently consists of cash invested by the Company and the unamortized Dealer Discount. As of September 30, 1997, the Company had a 10.0% equity investment in the Revolving Securitization.

During the nine month period ended September 30, 1997, cash used for initial deposits to spread accounts was $9.8 million. Cash distributed to the Company from securitizations, representing cash flows related to the ESR for the nine month period ended September 30, 1997 was $6.6 million, an increase of $3.8 million, or 131%, over cash distributed from securitizations in the prior year's period. Changes in the distributions from the various spread

                       NATIONAL AUTO FINANCE COMPANY, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                               September 30, 1997



accounts are impacted by the relative size and seasoning of the pools of Loans that make up the Company's Servicing Portfolio and the pools' performance experience.

As of September 30, 1997, the Company had total assets of $28.2 million compared to approximately $31.2 million as of December 31, 1996, and approximately $12.0 million as of December 31, 1995. These assets consisted primarily of cash, and investments and retained interest in securitizations.

As of September 30, 1997, the Company retained approximately $15.6 million of ESRs and approximately $7.5 million of spread accounts, which combined, represented $23.1 million shown on the balance sheets as Retained Interest in Securitizations, and 82.0% of the total assets of the Company. The value of these assets would be reduced in the event of a material increase in the Loan loss and prepayment experience relative to the amounts estimated by the Company for such items at the time of the sale of the related Loans to the Master Trust.

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

Each Permanent Securitization trust has certain portfolio performance tests relating to levels of delinquency, defaults and net losses on the Loans in such trust. Portfolio performance tests require that the Loan portfolio of each Permanent Securitization trust have (i) an average delinquency rate less than a specified percentage; (ii) a cumulative default rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool; and
(iii) a cumulative net loss rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool. If any Permanent Securitization Loan portfolio fails to satisfy any of these tests, the amount required to be retained in the spread account related to such securitization trust will be increased to an amount generally equal to 7.0% of the then outstanding balance held by the securitization trust. Certain portfolio performance tests were not met at various times in the first nine months of 1997 with respect to the Permanent Securitization trusts formed in November 1995 and November 1996, resulting in an additional $2.8 million of total cash required to be retained in the spread accounts related to such Securitization trusts until the violation of such performance tests are cured. As of September 30, 1997, a total of $1.3 million of such additional $2.8 million had been accumulated in the spread accounts of such trusts, in lieu of being distributed to the Company. All of the additional amount required to be retained in the 1995 securitization trust spread account has been accumulated therein, and since September 30, 1997, the Company has once again been receiving distributions of excess cash flows from such trust. The Company anticipates that the approximately $1.5 million of the additional cash required to be retained in the 1996 securitization trust spread account will have been accumulated therein by March 31, 1998, after which time the Company will again receive distributions of excess cash flows from such trust. FSA has modified its portfolio performance tests for such trusts for the period through June 1998, which has resulted in higher thresholds to trigger further violations of such tests.

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


                                       NATIONAL AUTO FINANCE COMPANY, INC.

Date:  July 7, 1998                    /s/  Keith B. Stein
                                       -------------------------------------
                                       Keith B. Stein
                                       Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit
Number                     Description
------                     -----------

11                         Computation of Earnings Per Common Share

27                         Financial Data Schedule