Form 10-Q
period 1998-06-30
NATIONAL AUTO FINANCE CO INC
filed 1998-08-14
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         DELAWARE                                                  65-0688619
--------------------------------------------------------------          ---------------------------------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)



    621 N.W. 53rd  Street, Suite 200, Boca Raton, Florida                            33487
--------------------------------------------------------------          ---------------------------------
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

There were 9,030,762 shares of common stock, $.01 par value, outstanding as of August 14, 1998.

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q

                                                                                                         PAGE
                                                                                                         ----
PART 1. FINANCIAL INFORMATION
     Item 1.    Financial Statements (unaudited)........................................................   4
                  Balance Sheets:
                    June 30, 1998 and December 31, 1997.................................................   4
                  Statements of Operations:
                    Three and Six Months Ended June 30, 1998 and 1997...................................   5
                  Statement of Stockholders' Equity as of June 30, 1998 and 1997........................   6
                  Statements of Cash Flows:
                    Six Months Ended June 30, 1998 and 1997.............................................   7
                  Notes to Financial Statements.........................................................   9
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................  17

PART II. OTHER INFORMATION
     Item 6.    Exhibits and Reports on Form 8-K........................................................  27
     SIGNATURES.........................................................................................  28
     EXHIBIT INDEX......................................................................................  29
       Exhibit 11.    Computation of Earnings Per Common Share..........................................  30
       Exhibit 27.    Financial Data Schedule...........................................................  31

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "intend," "foresee," "expected," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors, and changes in generally accepted accounting principles could affect the Company's actual and/or reported financial performance and could cause the Company's actual and/or reported results for future periods to differ materially from those anticipated by any forward looking statement.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

--------------------------------------------------------------------------------
Part I
--------------------------------------------------------------------------------

Item I.  Financial Statements

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                 Balance Sheets
                       June 30, 1998 and December 31, 1997
                             (dollars in thousands)


                                                                              June 30,
                                                                                1998          December 31,
                                                                            (unaudited)           1997
                                                                            ------------      ------------
ASSETS:
Cash and cash equivalents                                                   $     15,167      $     26,467
Retained interest in securitizations, at fair value                               51,427            31,569
Furniture, fixtures and equipment, net                                             3,667             2,262
Deferred financing costs                                                           3,020             2,539
Related party receivables                                                             --               155
Other assets                                                                         946             1,883
                                                                            ------------      ------------
    Total assets                                                            $     74,227      $     64,875
                                                                            ============      ============

LIABILITIES:
Accounts payable and accrued expenses                                       $      2,158      $      3,260
Accrued interest payable-related parties                                              39                39
Accrued interest payable-senior subordinated notes                                    --               132
Accrued interest payable-notes                                                        --                50
Junior subordinated notes-related parties                                          1,940             1,940
Senior subordinated notes                                                         53,043            34,546
Notes payable                                                                      1,251             1,614
                                                                            ------------      ------------
    Total liabilities                                                             58,431            41,581
                                                                            ------------      ------------

Mandatorily redeemable preferred stock series A-$0.01 par value;
  $1,000 stated value; 1,000,000 shares authorized; 2,295 shares
    outstanding; redeemable in January 2005, stated at redemption value            2,336             2,336

STOCKHOLDERS' EQUITY:
Common stock -$0.01 par value; 20,000,000 shares authorized;
       9,030,762 shares outstanding                                                   90                90
Paid-in-capital                                                                   36,341            34,417
Accumulated deficit                                                              (22,971)          (13,549)
                                                                            ------------      ------------
    Total stockholders' equity                                                    13,460            20,958
                                                                            ------------      ------------
    Total liabilities, mandatorily redeemable preferred stock and
      stockholders' equity                                                  $     74,227      $     64,875
                                                                            ============      ============


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      Statements of Operations (unaudited)
            For the Three and Six Months Ended June 30, 1998 and 1997
                     (in thousands, except per share data)


                                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                              ---------------------------         --------------------------
                                                                1998               1997             1998              1997
                                                              ---------          --------         --------          --------
                                                                                (Restated)                         (Restated)
REVENUE:
   Securitization related income                               $  1,380          $  4,119         $  1,454          $  6,171
   Servicing income                                               1,643               838            2,915             1,375
   Interest income                                                  599               202            1,295               369
   Other income                                                      78                93              156               134
                                                               --------          --------         --------          --------
     Total revenue                                                3,700             5,252            5,820             8,049
                                                               --------          --------         --------          --------

EXPENSES:
   External servicing expenses                                    1,221               763            2,685             1,375
   Internal servicing expenses                                    1,105                --            1,945                --
   Interest expense                                               2,112               345            3,643               760
   Salaries and employee benefits                                 1,659             1,671            3,302             2,995
   Direct loan acquisition expenses                                 573               865            1,223             1,566
   Depreciation and amortization                                    232               214              419               393
   Other operating expenses                                       1,088             1,069            2,025             1,822
                                                               --------          --------         --------          --------
     Total expenses                                               7,990             4,927           15,242             8,911
                                                               --------          --------         --------          --------
Income (Loss) before income taxes                                (4,290)              325           (9,422)             (862)
Income taxes (benefit)                                               --               125               --              (332)
                                                               --------          --------         --------          --------
    Net income (loss) before taxes from reorganization
      of partnership                                             (4,290)              200           (9,422)             (530)
                                                               --------          --------         --------          --------
Income taxes from reorganization of partnership                      --                --               --             5,416
                                                               --------          --------         --------          --------
    Net income (loss)                                            (4,290)              200           (9,422)           (5,946)
Preferred stock dividends                                            40                41               80                67
                                                               --------          --------         --------          --------
Income (Loss) attributed to common shareholders                $ (4,330)         $    159           (9,502)           (6,013)
                                                               ========          ========         ========          ========

PER SHARE DATA:
Earnings (Loss) per common share - basic                       $  (0.48)         $   0.02            (1.05)            (0.86)
Earnings (Loss) per common share - diluted                     $  (0.48)         $   0.02            (1.05)            (0.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                             9,031             7,026            9,031             6,976
Diluted                                                           9,031             7,026            9,031             6,976


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Statements of Stockholders' Equity (unaudited)
                     For the Six Months Ended June 30, 1998
                             (dollars in thousands)


                                                          Common         Paid-in      Accumulated
                                                           Stock         Capital        Deficit         Total
                                                        -----------    -----------    -----------    -----------
Balance as of December 31, 1997                         $        90    $    34,417    $   (13,549)   $    20,958

Issuance of 593,671 Warrants to purchase Common Stock
    in connection with the issuance of Senior
    Subordinated Notes                                           --          2,004             --          2,004

Dividends on mandatorily redeemable preferred stock              --            (80)            --            (80)

Net loss                                                         --             --         (9,422)        (9,422)
                                                        -----------    -----------    -----------    -----------

Balance as of June 30, 1998                             $        90    $    36,341    $   (22,971)   $    13,460
                                                        ===========    ===========    ===========    ===========


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Cash Flows (unaudited)
                 For the Six Months Ended June 30, 1998 and 1997
                             (dollars in thousands)


                                                                          Six Months Ended
                                                                              June 30,
                                                                        --------------------
                                                                          1998        1997
                                                                        --------    --------
                                                                                   (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ (9,422)   $ (5,946)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Securitization related income                                          (1,454)     (6,171)
   Depreciation expense                                                      318          90
   Provision for credit losses                                                --         313
   Purchases of loans held for sale                                      (81,080)    (77,509)
   Proceeds from transfer of loans to Master Trust                        81,080      73,045
   Cash flows from Retained Interest released to Company                   3,679       4,941
   Cash deposits to Spread Accounts                                      (22,082)     (6,819)
   Amortization and write-off of deferred financing costs                    276          74
   Amortization of deferred placement costs                                   --         163
   Amortization of warrants                                                  500          --
   Changes in other assets and liabilities:
     Other assets                                                          1,091      (1,625)
     Accounts payable and accrued expenses                                (1,103)        774
     Accrued interest payable-related parties                                 --        (105)
     Accrued interest payable-senior subordinated notes
       and other notes                                                      (181)       (139)
     Deferred income taxes                                                    --       5,084
                                                                        --------    --------
Net cash used in operating activities                                    (28,378)    (13,830)
CASH FLOW FROM INVESTING ACTIVITIES:
   Fixed assets purchased                                                 (1,722)       (593)
                                                                        --------    --------
Net cash used in investing activities                                     (1,722)       (593)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior subordinated notes                                19,243          --
   Principal payments on junior subordinated notes-related parties            --      (5,206)
   Principal payments on notes                                              (363)         --
   Proceeds from initial public offering                                      --      17,615
   Due to National Auto Finance Corporation                                   --        (178)
   Payment of preferred stock dividends                                      (80)        (27)
                                                                        --------    --------
Net cash provided by financing activities                                 18,800      12,204
                                                                        --------    --------
Net decrease in cash and cash equivalents                                (11,300)     (2,219)
Cash and cash equivalents at beginning of period                          26,467       5,066
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 15,167    $  2,847
                                                                        ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                               $  3,323    $    835
                                                                        ========    ========

                                                                                        Six Months Ended
                                                                                           June 30,
                                                                                        ----------------
                                                                                         1998      1997
                                                                                        ------    ------
                                                                                                (Restated)
NON-CASH FINANCING ACTIVITIES:
   Offering costs deferred in 1996 transferred to paid-in capital in 1997               $   --    $  775
   Accrued mandatorily redeemable preferred stock dividends                                 80        41
   Conversion of deferred interest on senior subordinated debt to common
     stock and paid-in capital                                                              --       169
   Conversion of predecessor entity capital to mandatorily redeemable preferred stock       --     2,295
   Conversion of predecessor entity capital to common stock and
     paid-in capital                                                                        --     7,225
   Deferred taxes from reorganization considered reduction in paid-in capital               --     5,416
   Income earned in 1997 prior to reorganization included in
     paid-in capital                                                                        --       526
   Issuance of 593,671 warrants in conjunction with senior subordinated
     notes considered paid-in-capital                                                    2,004        --


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)


(1)   BASIS OF PRESENTATION

      During July 1998, National Auto Finance Company, Inc. (the "Company") restated its financial statements for each of the first, second and third quarters of 1997. The comparative amounts included herein reflect the restated amounts for 1997. Further information regarding the restatement is provided in Note 2 below.

      The accompanying unaudited interim financial statements at June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

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

(2)   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      As discussed above, the Company has restated its quarterly consolidated financial statements for 1997. The restatement resulted from applying the Company's December 31, 1997 model pursuant to Statement of Financial Standards No. 125 ("SFAS No. 125") relating to the calculation of securitization income and the related valuation of the Company's "Retained Interest in Securitizations" based upon facts and assumptions as of March 31, June 30 and September 30, 1997.

           The significant changes in methodologies and assumptions at June 30, 1997 include:

           1) Present valuing in conjunction with the implementation of SFAS No. 125 on January 1, 1997 of the Company's Spread Accounts that includes "Cash Spread Accounts" and "Over-Collateralization Accounts" and is a component of the Company's Retained Interest in Securitizations;

           2) Expensing of certain previously capitalized fees and costs incurred in connection with prior securitization transactions;

           3) Accruing of certain anticipated costs associated with future securitizations; and

           4)    Increasing the cumulative net loss rate from 7% to 9%.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)

                            Balance Sheet (Unaudited)
                               As of June 30, 1997
                             (dollars in thousands)


                                                                          Reported  As Adjusted
                                                                          --------  -----------
ASSETS:
Cash and cash equivalents                                                 $  2,847   $  2,847
Retained interest in securitizations, at fair value                         35,922     31,353
Finance receivables, net                                                     4,228      4,228
Furniture, fixtures and equipment, net of depreciation                         690      1,016
Deferred financing costs                                                     1,000      1,000
Other assets                                                                 1,215      1,992
                                                                          --------   --------
    Total assets                                                          $ 45,902   $ 42,436
                                                                          ========   ========

LIABILITIES:
Accounts payable and accrued expenses                                     $  1,813   $  2,545
Accrued interest payable-related parties                                        39         39
Accrued interest payable-senior subordinated notes                             200        200
Junior subordinated notes-related parties                                    2,012      2,012
Senior subordinated notes                                                   12,000     12,000
Deferred income taxes                                                        5,788      5,084
                                                                          --------   --------
    Total liabilities                                                       21,852     21,880
                                                                          --------   --------

Mandatorily redeemable preferred stock series A-$0.01 par value;
  $1,000 stated value; 1,000,000 shares authorized; 2,295 shares
    outstanding; redeemable in January 2005, stated at redemption value      2,295      2,335

STOCKHOLDERS' EQUITY:
Common stock -$0.01 par value; 20,000,000 shares authorized;
    7,026,000 shares outstanding                                                70         70
Paid-in-capital                                                             20,220     19,207
Retained earnings (accumulated deficit)                                      1,465     (1,056)
                                                                          --------   --------
    Total stockholders' equity                                              21,755     18,221
                                                                          --------   --------
    Total liabilities, mandatorily redeemable preferred stock and
      stockholders' equity                                                $ 45,902   $ 42,436
                                                                          ========   ========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)

                            Statements of Operations
                For the Three and Six Months Ended June 30, 1997
                      (in thousands, except per share data)


                                                             Three Months Ended           Six Months Ended
                                                                June 30, 1997              June 30, 1997
                                                         -------------------------   --------------------------
                                                          Reported     As Adjusted    Reported      As Adjusted
                                                         -----------   -----------   -----------    -----------
REVENUE:
   Securitization related income                         $     5,799   $     4,119   $    10,786    $     6,171
   Servicing income                                              468           838           862          1,375
   Interest income                                               202           202           369            369
   Other income                                                   93            93           134            134
                                                         -----------   -----------   -----------    -----------
     Total revenue                                             6,562         5,252        12,151          8,049
                                                         ===========   ===========   ===========    ===========

EXPENSES:
   Servicing expenses                                            763           763         1,375          1,375
   Interest expense                                              345           345           760            760
   Salaries and employee benefits                              1,622         1,671         2,921          2,921
   Direct loan acquisitions expenses                             865           865         1,566          1,566
   Depreciation and amortization                                 214           214           393            393
   Other operating expenses                                    1,036         1,069         1,789          1,822
                                                         -----------   -----------   -----------    -----------
     Total expenses                                            4,845         4,927         8,804          8,911
                                                         -----------   -----------   -----------    -----------
Income (loss) before income taxes                              1,717           325         3,347           (862)
Income taxes (benefit)                                           658           125         1,289           (322)
                                                         -----------   -----------   -----------    -----------
    Net income (loss) before taxes from reorganization
      of partnership                                           1,059           200         2,058           (530)
Income taxes from reorganization of partnership                   --            --         4,500          5,416
                                                         -----------   -----------   -----------    -----------
    Net income (loss)                                          1,059           200        (2,422)        (5,946)
Preferred stock dividends                                         41            41            67             67
                                                         -----------   -----------   -----------    -----------
Loss attributed to common shareholders                   $     1,018   $       159        (2,509)        (6,013)
                                                         ===========   ===========   ===========    ===========

PER SHARE DATA:
Loss per common share - basic                            $      0.15   $      0.02         (0.36)         (0.86)
Loss per common share - diluted                          $      0.15   $      0.02         (0.36)         (0.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                          7,026         7,026         6,976          6,976
Diluted                                                        7,026         7,026         6,976          6,976

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)

(3)   RETAINED INTEREST IN SECURITIZATIONS

      Retained Interest in Securitizations were as follows at June 30, 1998 and December 31, 1997:

                                                       June 30,        December 31,
                                                         1998              1997
                                                     -----------       -----------
                                                         (dollars in thousands)
           Spread Accounts                           $    30,590       $    14,846
           Excess Spread Receivable ("ESR")               20,837            16,723
                                                     -----------       -----------
                                                     $    51,427       $    31,569
                                                     ===========       ===========

      Assumptions used to value the Retained Interests in Securitizations at June 30, 1998 and December 31, 1997 were as follows:

                                                                   June 30,           December 31,
                                                                     1998                 1997
                                                                   --------           ------------
           Weighted average cumulative net loss rate                  12.88%               12.88%
           Weighted average cumulative prepayment rate                22.51%               20.89%
           Discount rate                                              14.00%               14.00%
           Level of required Cash Spread Account                   5% to 11%            5% to 11%
           Rate of interest on Cash Spread Account                     5.50%                5.50%
           Weighted average interest rate on Loans                    19.07%               19.01%
           Weighted average yield on bonds and notes
             held by securitization investors                          6.13%                6.15%

      The Company has historically funded its purchases of motor vehicle retail installment sale contracts ("Loans") primarily through an asset securitization program consisting of (i) the securitized warehousing of all of its Loans through their daily sale ("Revolving Securitization") to a bankruptcy-remote master trust ("Master Trust") pursuant to the Revolving Securitization, followed by (ii) the transfer of such warehoused Loans from time to time by the Master Trust to a discrete trust ("Permanent Securitizations"), thereby creating additional availability of capital from the Master Trust.

      Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union National Bank of North Carolina ("First Union") currently owns 100% of the outstanding Class B Certificates. Collectively, the restricted cash account and the Class C Certificate portion of Loan principal (Over-Collateralization Accounts, which are held by the Company) that collateralize the Master Trust are the components of the Spread Accounts. The Spread Accounts and ESRs are reflected collectively on the balance sheet as "Retained Interest in Securitizations."

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

      In January 1998, the National Auto Finance 1998-1 Trust (the "1998-1 Trust") was formed and the Master Trust refinanced approximately $93.6 million of its receivables in a public offering of asset-back securities through their transfer by the Master Trust to the 1998-1 Trust, as part of a Permanent Securitization. Payment of principal of, and

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)

      interest on, the $85.2 million of the securities issued in that transaction is insured by payment guarantees by Financial Security Assurance Inc. ("FSA"), and such securities are rated AAA and Aaa by Standards & Poor's Rating Service and Moody's Investors Service, Inc., respectively. The proceeds of that Permanent Securitization transaction were used by the Master Trust to repay the then-outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company.

      Under the financial structures the Company has used to date in its securitizations, certain excess cash flows generated by the Loans are retained in the Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Accounts can vary depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and generally a 9% interest in the principal balance of the Loans in the trust (the "Over-Collateralization Accounts"), have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. Additionally, the Company is currently required to maintain a minimum equity position in the Revolving Securitization of 14.0% of the net serviced receivables in the Master Trust, or 2.5 times net losses, whichever is greater. This equity currently consists of cash invested by the Company and over-collateralization in the form of the discount from the face amount of a Loan at which the Company is willing to purchase the Loan from an automobile dealer ("Dealer Discount") related to the principal balance of Loans. As of June 30, 1998, the Company had a 14.18% equity investment in the Revolving Securitization.

      In the event delinquencies or losses on the Loans exceed certain levels in the Permanent Securitizations ("Trigger Events"), the terms of the Permanent Securitization may: (i) require increased Cash Spread Account balances to be accumulated for the particular pool; (ii) restrict the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and (iii) in certain circumstances, require the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. The imposition by FSA of any of these conditions could materially adversely affect the Company's liquidity and financial condition by delaying the timing of cash flows to the Company, thus reducing the value of the Retained Interest in Securitizations. Certain portfolio performance tests were not met at various times during the second quarter of 1998 with respect to the Permanent Securitization trusts formed in November 1995, November 1996, and July 1997 resulting in additional cash being required to be retained in the Spread Accounts related to such Permanent Securitization trusts until the violation of such performance tests are cured. No performance test has been violated in the Permanent Securitization formed in January 1998 and no additional cash has been required to be deposited into its related Spread Account. In the event that a performance test is violated in the future, an additional deposit will be required to increase the 1998-1 Trust Spread Account to a total of 9% of the outstanding principal balance from the future cash flows of all the Permanent Securitizations.

      Upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an Insurance Agreement Event of Default), the Company will be in default under its insurance agreements with FSA. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In April 1997, the Permanent Securitization trust formed in November 1995 experienced an Insurance Agreement Event of Default. In October 1997, the Company entered into an agreement with FSA that: (i) permanently waived the April 1997 Insurance Agreement Event of Default; (ii) modified the portfolio performance tests described above to increase the thresholds through June 1998 for the Permanent Securitization trusts formed in November 1995 and 1996 (temporary revisions); (iii) increased the amount required to be retained in the Spread Account related to the November 1995 and 1996 trust to an amount generally equal to 11% of the then outstanding balance held by the securitization trust if the modified portfolio performance tests are not met; (iv) required the Company to cause the Spread Account for each FSA-insured securitization trust to be cross-collateralized to the Spread Accounts established in connection with each of its other FSA-insured securitization trusts; (v) permitted the Company to enter into an agreement with BankBoston, N.A. (the "BankBoston Agreement"); (vi) provided that FSA would consider providing credit enhancement for the Company's next Permanent Securitization; and (vii) provided for the issuance of 100,000 shares of Common Stock to FSA. In consideration for such agreement, the Company

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)

      issued 100,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock") to FSA and reduced securitization-related income by $700,000 in 1997. As a result of the aforementioned cross-collateralization, the excess cash flow from a performing FSA-insured trust may be required to be used to support negative cash flow from, or to replenish a deficient Spread Account in connection with, a non-performing FSA-insured securitization trust, thereby further restricting excess cash flow available to the Company. If excess cash flow from all FSA-insured securitization trusts is not sufficient to replenish all these Spread Accounts, no cash flow would be available to the Company for that month. The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or that, if such events of default occur, waivers will be available. If the Company does not meet such requirements in 1998, the carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. As of June 30, 1998, the Company was not in violation of any Insurance Agreement Event of Default.

      The Company is in violation of certain covenants with respect to the Master Trust, including specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits. As of June 30, 1998, the Company is in the process of seeking a waiver of such covenant breaches and modification of certain terms of the Master Trust to continue availability under the Master Trust. If such a waiver is not granted, the Company may cease receiving the cash flows the Company would otherwise ordinarily receive from the Master Trust and the Company may be terminated as a servicer of the Loans held in the Master Trust. Notwithstanding such covenant violations, the company has been allowed to continue borrowing under the Master Trust.

      In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

      During the six months ended June 30, 1998 and 1997, the following activity took place with respect to securitizations:

                                                                 June 30,       June 30,
                                                                   1998           1997
                                                                ---------       --------
                                                                  (dollars in thousands)
      Principal balance of Loans sold......................     $  73,475       $ 75,005
                                                                =========       ========
      Securitization related income........................     $   2,915       $  1,375
                                                                =========       ========
      Remaining principal balance of Loans sold since
        Inception, as of period end........................     $ 260,888       $127,094
                                                                =========       ========
      Weighted average coupon rate on Loans
          sold during the period...........................         19.35%         19.54%
                                                                =========       ========

(4)   SENIOR SUBORDINATED DEBT

      In December 1997, the Company completed a private placement (the "December Private Placement") of $10 million in Common Stock and $40 million principal amount of Senior Subordinated Notes with detachable Warrants. The December Private Placement of the $10 million in Common Stock resulted in the issuance of 1,904,762 shares in the aggregate of the Company's Common Stock at $5.25 per share. Additionally, a representative of each of two of the senior subordinated debt lenders who were also stock purchasers was elected to the Company's Board of Directors. In March 1998, the Company completed a private placement (the "March Private Placement") of $20 million principal amount of Senior Subordinated Notes with detachable Warrants under terms similar to that of the December Private Placement. The principal amount of the aggregate $60 million of Senior Subordinated Notes is due in December 2004 and the Senior Subordinated Notes bear interest at 11.875% per annum for the first three years, 12.875% per annum for year four, 13.875% per annum for year five, and 14.875% per annum thereafter, with interest payable quarterly. In connection with the December Private Placement and the March Private Placement, the Company issued an aggregate of 1,632,685 detachable Warrants with a ten-year life, exercisable into Common Stock of the Company at $0.01 per share. The fair value of such Warrants was estimated to be based upon a share value of

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)

      $5.25 for the December Private Placement and $3.37 for the March Private Placement, for a total of $7.5 million. Such amount is recorded as a discount to the related debt and additional paid-in capital, and is being amortized over the life of the debt using the interest method. The effective interest rate, including the value of the Warrants, is approximately 15%.

      The Company is in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements pursuant to which it issued $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of common stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1. The Company is in discussions with the lenders under such debt agreements to obtain waivers of the breach of such covenant violations. If such waivers are not obtained, the holders of the indebtedness represented thereby may declare a default and accelerate the payment of the principal amount of such indebtedness.

(5)   JUNIOR SUBORDINATED NOTES

      The Junior Subordinated Notes are payable to certain affiliates on January 31, 2002, and accrue interest at 8% per annum. Such debt is subordinated to all other debt of the Company. Interest expense recognized for this debt for the six months ended June 30, 1998 and 1997 was $77,000 and $123,000, respectively.

(6)   NOTES PAYABLE

      The Company has entered into a $1.5 million credit agreement ("FUNB Note") dated as of August 25, 1997 with First Union National Bank to fund the purchase of furniture and equipment ("collateral") for the Company's service center and corporate headquarters. FUNB retains a security interest in the collateral. The FUNB Note accrues interest at the one month London Interbank offered rate plus 2.5% (8.16% at June 30, 1998), payable monthly. The principal amount of the FUNB Note is payable monthly beginning March 1998 and matures March 2001. As of June 30, 1998, the principal amount owed by the Company was $877,000. Interest expense recognized for this debt for the three and six months ended June 30, 1998 was $20,000 and $41,000, respectively.

      As of September 29, 1997, the Company entered into the BankBoston Agreement, a three year, $10.0 million revolving credit facility secured by Loans. The Company repaid the remaining balance in April 1998 and has terminated the BankBoston Agreement. Interest expense recognized for this debt for the six month period ended June 30, 1998 was $17,500.

      The Company has entered into a four year capital lease for furniture for the Company's service center. The lease accrues interest at 7.05%. Principal and interest are payable monthly. As of June 30, 1998, the principal amount owed by the Company was $324,000. Interest expense recognized for this debt for the three and six months ended June 30, 1998 was $5,900 and 11,300, respectively.

(7)   STOCK OPTION PLAN

      During the first six months of 1998, stock options with respect to an aggregate of 232,500 shares of Common Stock were granted to key employees and employees of affiliates of the Company at the fair market value at the date of grant. The amount of shares granted in excess of the shares available under the 1996 Share Incentive Plan and the granting of options to employees of affiliates of the Company are subject to shareholder approval at the next Annual Meeting.

(8)   RECENT EVENTS

      As previously described in the Company's Form 8-K filed on May 20, 1998, Gary L. Shapiro resigned as Chairman and Chief Executive Officer of the Company, and Keith B. Stein was appointed interim Chief Executive Officer effective May 15, 1998. Mr. Shapiro remains a director of the

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (unaudited)

      Company. Effective June 1, 1998, Mr. Stein entered into a three-year employment agreement with the Company, assuming the full time position of Chief Executive Officer. On June 12, 1998, the Company, National Financial Companies LLC ("NFC") and certain NFC affiliates entered into an agreement terminating the Company's management and services agreements with NFC.

      As previously described in the Company's Form 8-K filed on June 9, 1998, Roy E. Tipton resigned as President and as a director of the Company effective June 5, 1998. In connection with Mr. Tipton's resignation, the Company entered into a severance agreement with Mr. Tipton that resulted in Mr. Tipton's employment agreement with the Company being terminated and Mr. Tipton receiving a $125,000 lump sum severance payment.

      On June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to its new Consumer Loan Asset Servicing System ("CLASS") developed by BNI, Inc. ("BNI"). The CLASS system is composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization functions. The installation of certain modules of the CLASS system is still ongoing, and a number of the modules are still not completed or fully functioning. The continuing delays in completing this installation has had and may continue to have a negative impact on the performance of the Loans for which the Company performs servicing and collections (the "Servicing Portfolio").

      A company controlled by Gary L. Shapiro, the Company's former Chairman and Chief Executive Officer and a continuing director of the Company, has acquired an option to purchase a controlling stock ownership interest in BNI and a related company, also controlled by Gary L. Shapiro, has made a loan to BNI.

(9)   SUBSEQUENT EVENTS

      As discussed in Note 4, the Company is in violation of certain financial covenants in agreements with certain of its lenders. As of August 14, 1998, the lenders have not declared a default or accelerated the payment of the principal amount of the debt owed to them by the Company. The Company is in discussions with its lenders to obtain waivers of those covenant violations.

      The Company also is in discussions with First Union to continue Loan financing availability under its Master Trust facility warehouse line. As of August 14, 1998, the Company has continued to fund Loans under the Master Trust facility warehouse line. The amount available under the Master Trust for purchase of Loans was $2.1 million as of August 11, 1998. Additionally, the Company and the automobile finance division of First Union ("First Union Auto Finance") are still in discussions regarding First Union Auto Finance's renewal or non-renewal of its referral agreement with the Company for an additional year. Currently, the referral agreement expires on April 15, 2000.

      The Company continues to undergo a restructuring of its operations, including, without limitation, the reduction of personnel, the modification of its underwriting criteria and product offerings, and the increasing of its loan yields. The Company is continuing to develop a revised business model reflective of these strategies and expects to announce in the near future additional steps to reposition its business. As part of that restructuring, the Company is consolidating all operations in Jacksonville, Florida. Accordingly, by August 31, 1998, the Company intends to move all of its loan origination activities to its Jacksonville facility. Further, by October 30, 1998, the Company intends to transition all of its accounting, legal, executive and remaining activities to its Jacksonville facility.

      On August 12, 1998, The Nasdaq Stock Market, Inc. ("NASDAQ") advised the Company that unless the closing bid price of the Company's common stock allows for the maintenance of a greater than $5 million public float, for at least 10 consecutive trading days during the period ending on November 13, 1998, the Company's Common Stock will be delisted on November 17, 1998. In addition, the NASDAQ'S letter identifies other listing standards that the Company is not satisfying, any one of which is a possible basis for delisting, but none of which NASDAQ has specifically identified as the current basis for a potential delisting.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During July 1998, the Company restated its financial statements for each of the first, second and third quarters of 1997. The discussion below reflects the restated amounts for 1997. Further information regarding the restatement is provided in Note 2 of the Notes to the unaudited interim Consolidated Financial Statements contained elsewhere herein.

     The following management's discussion and analysis provides information regarding the Company's financial condition as of June 30, 1998 compared to December 31, 1997 and its results of operations for the three and six months ended June 30, 1998 and the restated three and six months ended June 30, 1997. This management's discussion and analysis should be read in conjunction with (i) the Company's Consolidated Financial Statements and the related notes included elsewhere herein and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1997. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

SECURITIZATION ACTIVITIES

      The Company currently finances its purchases of Loans primarily through a two-step asset securitization program that involves (i) the securitized warehousing of substantially all of its Loans through their daily sale to the Master Trust pursuant to a Revolving Securitization followed by (ii) the transfer of such warehoused Loans from time to time through Permanent Securitizations. In connection with the securitization of the Loans sold by the Company, the Company is required to establish and maintain certain credit enhancements to support the timely payment of interest and principal on the bonds and notes issued to investors by the securitization trusts, which credit enhancements include, among other things, funding and maintaining spread accounts, which are monies held on deposit (Cash Spread Accounts), and maintaining a residual interest in the pools of receivables held by such securitization trusts (Over-Collateralization Accounts). The following discussion summarizes the effect of the Company's securitization activities on its revenues, expenses and cash flows.

Revenues

      In January 1997, the Company adopted Statement of Financial Accounting Standards SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No 125). Since then, the Company has undertaken a continuing process of refining the assumptions and methodologies used to measure the fair value of its Retained Interest in Securitizations based upon the historical performance of its Loan portfolio. Specifically, the Company has increased the cumulative net loss estimate from 9.00% as of June 30, 1997 to 12.88% as of June 30, 1998, increased the discount rate applied to estimated cash flows from the securitizations from 11.00% at June 30, 1997 to 14.00% at June 30, 1998, and increased assumptions related to levels of cash required to be maintained in spread accounts to reflect anticipated changes in such required amounts over time. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the Loans, lower expected recovery rates on the underlying collateral and changes in prepayment speeds, compared to the rates of such items estimated in earlier periods.

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

Distributions of Cash from Securitization

      When the Company securitizes Loans, it is required to establish and maintain credit enhancements on a trust-specific basis to support the timely payment of interest and principal on the notes issued to investors by such securitization trusts. These credit enhancements include, among other things, funding and maintaining the Cash Spread Accounts and maintaining the Over-Collateralization Accounts. The Cash Spread Accounts are funded through initial cash deposits by the Company, plus a portion of the excess cash flows from the Loans (that is, the difference between cash received by the relevant trust and its interest and principal payments on the asset-backed securities and trust expenses). Once the funds in the Cash Spread Accounts meet specified levels (which may be increased if the performance of the relevant Loan pool deteriorates), any subsequent excess cash flows thereafter will be released to the Company on a monthly basis. Any remaining cash in the Cash Spread Accounts after the asset-backed securities have been paid in full also will be released to

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

the Company. The amount of excess cash available for distribution to the Company will be affected by the Servicing Portfolio's actual loss and prepayment experience. See Note 3 to the Financial Statements -- Retained Interest in Securitizations.

      During the three and six months ended June 30, 1998 and 1997, the following activity took place with respect to securitizations:

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                          --------------------------     ----------------------------
                                                              1998           1997            1998             1997
                                                          -----------    -----------     ------------     -----------
                                                                          (restated)                       (restated)

                                                                            (dollars in thousands)
Number of Loans purchased............................           2,577          3,831            6,663           6,709
Principal balance of Loans purchased.................     $    34,723    $    43,777     $     83,714     $    79,549
Principal amount of Loans funded (1).................     $    33,682    $    42,600     $     81,104     $    77,509
Securitization related income .......................     $     1,380    $     4,119     $      1,454     $     6,171
Servicing income.....................................     $     1,643    $       838     $      2,915     $     1,375

------------------------

(1) Amount funded represents the price at which the Company purchases a Loan from an automobile dealer ("Dealer") or third party originator ("Third-Party Originator") (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less the Dealer Discount.

RESULTS OF OPERATIONS

      THREE MONTH PERIOD ENDED JUNE 30, 1998, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1997.

Income from Operations

      The Company reported a net loss of $4.3 million attributed to common shareholders for the three month period ended June 30, 1998, compared to net income of $159,000 attributed to common shareholders for the three month period ended June 30, 1997.

Securitization Related Income

      The Company's Loan purchasing volume declined significantly during the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. This decline in volume was primarily due to the Company's decision to temporarily curtail Loan originations to allow the Company to preserve its cash while undertaking a debt and operational restructuring process, in light of the losses recently incurred by the Company. The Company purchased 2,577 Loans, having a principal balance of $34.7 million, during the three month period ended June 30, 1998, compared to 3,831 Loans, having a principal balance of $43.8 million, for the three months ended June 30, 1997. These Loan purchases consisted of 1,810 Loans purchased from Dealers ($24.5 million principal balance) and 767 Loans purchased from Third-Party Originators ($10.2 million principal balance) during the three month period ended June 30, 1998. This compares to 2,290 Loans purchased from Dealers ($31.2 million principal balance) and 1,541 Loans purchased from Third-Party Originators ($12.6 million principal balance) during the three month period ended June 30, 1997. For the three month periods ended June 30, 1998 and 1997, the Company recognized securitization related income of $1.4 million and $4.1 million, respectively. This decrease was impacted by a 20.7% decrease in the dollar volume of Loans purchased during the three month period ended June 30, 1998, compared to the three month period ended June 30, 1997. Additionally, securitization income decreased due to the increase in the cumulative net loss estimate from 9.00% as of June 30, 1997 to 12.88% as of June 30, 1998. In addition, in the second quarter of 1998, the Company was required to provide additional credit enhancements to the Master Trust in the amount of $5.2 million due to increased production volume funded. As part of the evaluation of the Retained Interest in Securitizations, the cash deposits were discounted using a rate of 14.00%, which reduced the securitization income reported for the second quarter.

      The Company's model used to calculate the fair value of Retained Interest in Securitizations includes an amount equal to an estimate of cumulative net losses to be experienced with respect to the Loans securitized. Significant changes in such cumulative net loss estimate will result in adjustments to the carrying value of Retained Interest in Securitizations.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as received. Servicing income for the three month periods ended June 30, 1998 and 1997 was $1.6 million and $838,000, respectively. The growth in servicing income was attributable to the increase in the size of the Servicing Portfolio.

Total Expenses

      The Company reported total expenses for the three month periods ended June 30, 1998 and 1997 of $8.0 million and $4.9 million, respectively. These expenses consisted primarily of servicing expense, interest expense on long-term indebtedness including the Company's Senior Subordinated Notes, salaries and employee benefits and direct Loan acquisition expenses. The increase in expenses was due to the start-up and duplicative expenses associated with the Company's transition from an outside servicer to in-house servicing and the additional interest expense associated with the increased debt of the Company.

      External servicing expenses for the three month periods ended June 30, 1998 and 1997 were $1.2 million and $763,000, respectively. Servicing costs consisted primarily of a combination of internal servicing expenses and fees to an outside servicer for each active Loan not serviced in-house. Additionally, the Company incurred the cost of vendor's single interest ("VSI") insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the three month period ended June 30, 1998 and 1997 were $760,000 and $609,000, respectively. The increase in servicing expenses primarily reflected the growth in the Servicing Portfolio. The Company's Servicing Portfolio grew from $157.1 million, representing 14,392 outstanding Loans as of June 30, 1997, to $260.9 million, representing 24,827 outstanding Loans, as of June 30, 1998.

      The Company assumed responsibility for all collections and other servicing of its Loans and Management Information Systems ("MIS") operations on June 20, 1998. For the three months ended June 30, 1998, internal servicing expenses consisted primarily of salaries and other operating expenses totaling $1.1 million. The Company initially commenced operations in its own internal servicing center during July 1997, which had 112 employees as of June 30, 1998. Internal servicing expenses will continue to grow as the transition to in-house servicing continues.

      Interest expense for the three month periods ended June 30, 1998 and 1997 was $2.1 million and $345,000, respectively. The increase in interest expense resulted from the increases in the long-term debt balances of the Company.

      Direct Loan acquisition expenses for the three month periods ended June 30, 1998 and 1997 were $573,000 and $865,000, respectively. These expenses consisted primarily of Dealer incentives, fees paid to strategic alliance partners, broker fees, credit information fees and telephone expenses. The expenses declined due to the reduction in Loan originations during the three months ended June 30, 1998.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

SIX MONTH PERIOD ENDED JUNE 30, 1998, AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1997.

Income from Operation

      The Company reported a net loss for the six month period ended June 30, 1998 of $9.4 million as compared to a net loss of $5.9 million for the six month period ended June 30, 1997.

Securitization Related Income

      The Company's Loan purchasing activity during the six month period ended June 30, 1998 was comparable to the six month period ended June 30, 1997. The Company purchased 4,632 or $62.2 million of principal amount of Loans from Dealers and $21.5 million or 2,031 Loans were acquired through the Company's Portfolio Acquisition Program during the six month period ended June 30, 1998, 100% of which were sold to the Master Trust. This compares to 4,407 Loans or $59.3 million of principal amount of Loans purchased from Dealers and $20.3 million or 2,302 Loans acquired through the Company's Portfolio Acquisition Program during the six month period ended June 30, 1997.

      During the six month period ended June 30, 1998, the Company was required to provide additional credit enhancements to the Master Trust in the amount of $20.5 million due to the origination of new Loans and the increase in the required level of collateralization. As part of the evaluation of the Retained Interest in Securitizations, the cash deposits were discounted using a rate of 14.00%, which reduced the securitization income reported for the second quarter.

      The Company's model used to calculate the fair value of Retained Interest in Securitizations includes an amount equal to an estimate of cumulative net losses to be experienced with respect to the Loans securitized. Significant changes in such cumulative net loss estimate would result in adjustments to the carrying value of Retained Interest in Securitizations.

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as earned. Servicing income for the six month periods ended June 30, 1998 and 1997 was $2.9 million and $1.4 million, respectively. The growth in servicing income was attributable to the increase in the size of the Servicing Portfolio.

Total Expenses

      The Company reported operating expenses of $15.2 million for the six month period ended June 30, 1998, as compared to $8.9 million for the six month period ended June 30, 1997. These expenses consisted primarily of servicing costs, subordinated note interest and personnel expenses. Operating expenses, as a percentage of Loans purchased, increased from 11.2% as of June 30, 1997 to 18.2% as of June 30, 1998.

      Servicing expenses for the six month period ended June 30, 1998 were $4.4 million as compared to $1.4 million for the six month period ended June 30, 1997. This represents an increase in annualized servicing expenses as a percentage of average Loans serviced, from 1.94% as of June 30, 1997 to 3.71% as of June 30, 1998. Servicing fees paid to the Company's external servicer for the six month period ended June 30, 1998 were $1.6 million as compared to $1.1 million for the six month period ended June 30, 1997. The increase in expenses primarily reflects the growth in the portfolio serviced by the Company and was impacted by the start-up and overlap by internal servicing and fees incurred from its external servicer.

      The Company assumed responsibility for collecting all of its Loans in July 1997, and assumed responsibility for all other servicing of its Loans and MIS operations on June 20, 1998. For the six month period ended June 30, 1998, internal servicing expenses consisted primarily of salaries and other operating expenses totaling $1.9 million.

      Interest expense for the six month period ended June 30, 1998 was $3.6 million, as compared to $760,000 for the six month period ended June 30, 1997. This increase is a result of the interest expense incurred with respect to the Company's Senior Subordinated Notes.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

LOAN LOSS AND DELINQUENCY EXPERIENCE

      Loan losses and Loan prepayments are continuously monitored on an overall portfolio and month-of-purchase static pool basis. Pursuant to the requirements of SFAS No. 125, the Company reviews its actual Loan loss experience in conjunction with its quarterly revaluation of the carrying value of Retained Interest in Securitizations. Charge-off of Loans are based upon an account-by-account review of delinquent Loans by the Company. The Company's securitized trusts generally charge off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management deems them to be uncollectable. The following table summarizes the Company's loan loss experience:

                                                                 As of June 30,
                                                          --------------------------
                                                              1998           1997
                                                          -----------    -----------
                                                             (dollars in thousands)
Average Servicing Portfolio during period...........      $   249,376    $   142,105
Gross charge-offs...................................           20,683          7,186
Liquidation proceeds from repossessed assets........            9,949          3,351
                                                          -----------    -----------
Net charge-offs.....................................      $    10,734    $     3,835
                                                          ===========    ===========
Net charge-offs as a percentage of average Servicing
    Portfolio (annualized) .........................             8.60%          5.40%
                                                          ===========    ===========

      The Company's annualized net charge-offs have significantly increased during the second quarter because of the Company's outside servicer's substandard performance once it notified the Company in April 1998 that it would be removing the Company's Servicing Portfolio data on June 19, 1998 from its computer systems and due to the delays experienced by the Company in installing the CLASS system previously described in Note 8.

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

      On June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to its new Consumer Loan Asset Backed Security System ("CLASS") developed by BNI, Inc. ("BNI"). The CLASS system is composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization functions. The installation of certain modules of the CLASS system is still ongoing, and a number of the modules are still not completed or fully functioning. The continuing delays in completing this installation has had and may continue to have a negative impact on the performance of the Loans for which the Company performs servicing and collections (the "Servicing Portfolio").

      A company controlled by Gary L. Shapiro, the Company's former Chairman and Chief Executive Officer and a continuing director of the Company, has acquired an option to purchase a controlling stock ownership interest in BNI and a related company, also controlled by Gary L. Shapiro, has made a loan to BNI.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

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

                                                               As of June 30,
                                                          ------------------------
                                                            1998            1997
                                                          --------       ---------
                                                           (dollars in thousands)
Period of delinquency:
   31 to 60 days......................................    $ 17,432       $  10,232
   61 to 90 days......................................       3,528           3,191
   91 days or more....................................       2,786           2,420
                                                          --------       ---------
Total delinquencies...................................    $ 23,746       $  15,843
                                                          ========       =========
Total delinquencies as a percentage of the
   Servicing Portfolio................................        9.10%          10.08%
Principal balance of Loans related to repossession
   inventory..........................................    $  5,752       $   2,919
Repossession inventory as a percentage of the
   ending Servicing Portfolio.........................        2.20%           1.90%

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

      The following table summarizes the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending March 31, 1998, and includes loss data through June 30, 1998:

         4Q      1Q      2Q       3Q      4Q      1Q       2Q      3Q     4Q     1Q     2Q     3Q     4Q     1Q
        1994    1995    1995     1995    1995    1996     1996    1996   1996   1997   1997   1997   1997   1998
        ----    ----    ----     ----    ----    ----     ----    ----   ----   ----   ----   ----   ----   ----
    1   0.00%   0.00%   0.00%    0.00%   0.00%   0.00%    0.00%   0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
    2   0.00%   0.00%   0.00%    0.00%   0.00%   0.00%    0.00%   0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
    3   0.00%   0.00%   0.00%    0.00%   0.05%   0.00%    0.00%   0.04%  0.00%  0.00%  0.00%  0.02%  0.00%  0.00%
    4   0.00%   0.00%   0.00%    0.03%   0.17%   0.00%    0.00%   0.04%  0.01%  0.02%  0.17%  0.02%  0.00%  0.02%
    5   0.00%   0.07%   0.00%    0.19%   0.21%   0.10%    0.10%   0.16%  0.00%  0.06%  0.43%  0.07%  0.06%  0.02%
    6   0.05%   0.14%   0.27%    0.43%   0.70%   0.39%    0.31%   0.45%  0.25%  0.23%  0.93%  0.22%  0.23%  0.13%
    7   0.05%   0.24%   0.67%    0.88%   0.96%   0.60%    0.63%   0.79%  0.61%  0.58%  1.40%  0.41%  0.44%
    8   0.31%   0.86%   1.42%    1.24%   1.05%   0.80%    1.14%   1.06%  1.21%  1.19%  1.89%  0.79%  0.78%
    9   0.47%   1.34%   1.98%    2.18%   1.57%   1.38%    1.73%   1.92%  1.89%  1.90%  2.58%  1.25%  0.97%
   10   0.51%   1.70%   2.40%    2.35%   2.28%   1.81%    2.70%   2.59%  2.55%  2.34%  3.26%  1.69%
   11   1.08%   1.73%   2.62%    2.71%   2.40%   2.00%    3.29%   3.36%  3.40%  2.84%  3.51%  2.16%
   12   1.36%   2.52%   3.14%    3.11%   3.08%   2.43%    4.34%   3.65%  3.69%  3.45%  4.31%  2.50%
   13   1.75%   3.04%   3.37%    3.60%   3.48%   3.35%    5.19%   4.47%  4.02%  3.95%  5.10%
   14   1.72%   3.39%   3.71%    3.58%   3.69%   3.60%    5.58%   5.04%  4.53%  4.21%  5.76%
   15   3.12%   3.90%   3.99%    4.13%   4.24%   4.42%    6.00%   5.38%  5.12%  4.86%  6.24%
   16   3.21%   4.20%   4.27%    4.60%   4.58%   4.71%    6.50%   5.95%  5.49%  5.46%
   17   3.80%   4.52%   4.49%    4.98%   5.36%   5.38%    6.89%   6.37%  5.89%  6.27%
   18   4.45%   4.70%   5.01%    5.14%   5.52%   5.80%    7.19%   6.84%  6.48%  6.74%
   19   4.55%   4.94%   5.35%    5.49%   6.09%   6.68%    7.52%   7.32%  7.06%
   20   4.91%   5.18%   5.75%    5.96%   6.43%   6.95%    7.85%   8.13%  7.87%
   21   4.91%   5.77%   6.13%    6.46%   6.65%   7.16%    8.25%   8.58%  8.24%
   22   5.05%   5.75%   6.84%    6.76%   7.10%   7.60%    8.47%   8.97%
   23   5.05%   6.24%   7.44%    7.02%   7.51%   8.09%    9.35%   9.52%
   24   5.79%   6.34%   7.75%    7.10%   8.06%   8.24%    9.81%  10.05%
   25   5.78%   7.01%   8.28%    7.78%   8.34%   8.32%   10.35%
   26   6.20%   7.30%   8.52%    8.37%   8.62%   8.71%   10.61%
   27   6.80%   7.65%   8.66%    8.63%   8.82%   9.12%   11.02%
   28   7.15%   8.00%   9.08%    8.71%   8.97%   9.36%
   29   7.49%   9.02%   9.31%    8.86%   9.30%   9.57%
   30   8.06%   9.15%   9.36%    8.92%   9.98%  10.14%
   31   8.23%   9.73%   9.57%    9.06%  10.28%
   32   9.07%   9.90%   9.60%    9.81%  10.55%
   33   9.07%  10.08%   9.89%   10.14%  10.97%
   34   9.61%  10.07%   9.96%   10.40%
   35   9.89%  10.28%  10.33%   10.54%
   36  10.38%  10.59%  10.58%   10.69%
   37  11.44%  10.81%  10.82%
   38  11.48%  11.15%  10.97%
   39  11.81%  11.52%  11.02%
   40  11.84%  11.55%
   41  11.87%  11.58%
   42  12.22%  11.62%
   43  12.31%
   44  12.42%
   45  12.48%

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

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

      Net cash used in operating activities increased by $14.6 million from $13.8 million for the six month period ended June 30, 1997 to $28.4 million for the six month period ended June 30, 1998, principally due to increased operating expenses, the change in the credit enhancement requirements of the Company's securitization facilities and the increase in the volume of Loans purchased. Operating expenses were impacted by the start-up and overlap of costs by internal servicing and fees incurred from its external servicer.

      Net cash used in investing activities increased from $593,000 for the six month period ended June 30, 1997, to $1.7 million for the six month period ended June 30, 1998. This increase is due to the purchase of computers, data systems and furniture for the Jacksonville facility.

      Net cash provided by financing activities increased by $6.6 million from $12.2 million for the six month period ended June 30, 1997 to $18.8 million for the six month period ended June 30, 1998. Such increase was primarily the result of the proceeds received from the Company's sale of the Senior Subordinated Notes. In addition to net operating losses of $9.4 million, the Company funded deposits to Spread Accounts totaling $22.0 million.

      The Company is currently required to maintain a minimum equity position in the Revolving Securitization of 14.0% of the net serviced receivables or 2.5 times net losses, whichever is greater. This equity currently consists of cash invested by the Company and over-collateralization in the form of Dealer Discounts related to the principal balance of Loans. As of June 30, 1998, the Company had a 14.18% equity investment in the Revolving Securitization.

      As of June 30, 1998, the Company retained approximately $20.8 million of ESRs, approximately $15.3 million of Cash Spread Accounts and approximately $15.3 million of Over-Collateralization Accounts, which combined represent the $51.4 million shown on the balance sheet as Retained Interest in Securitizations, representing 69.2% of the total assets of the Company. The value of these assets would be reduced in the event of a future material increase in the Loan loss or prepayment experience relative to the amounts previously estimated by the Company.

      As of June 30, 1998, the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.0 million (including $38,703 of accrued interest), which bear interest at an annual rate of 8%, and the principal amount owed by the Company on the Senior Subordinated Notes was $60.0 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at an annual rate of 11.875% for the first three years, and increase thereafter. See notes 4 and 5 for further discussions of the notes.

      The Company's independent auditors' report for the fiscal year ended December 31, 1997 contained a going concern qualification. Because of the going concern qualification and the concomitant likelihood that such a qualification will make it difficult for the Company to raise additional capital in the foreseeable future, the Company is developing a business plan (the "Plan"). Although not yet fully developed, the Plan likely will consist of a reduction in the Company's origination of loans from previously-projected levels and the emphasis of the Company's use of its servicing capabilities to provide loan servicing to third parties. Third-party servicing should result in additional cash flow to the Company and be particularly cost effective because the Company already has in place much of the infrastructure necessary to support such servicing. Further, as part of the Plan, the Company has reduced and will continue to reduce corporate overhead, including but not limited to the planned closing of the Company's Boca Raton offices by October 31, 1998. The Company estimates that the net cost savings associated with its new Plan, when implemented, may result in savings of approximately $5 million to $8 million annually. Moreover, unlike the past, the Company is now attempting to collect late fees on past due Loans, as well as deficiency balances on charged-off Loans.

      Further, the Company's future liquidity and financial condition, and its ability to finance the growth of its business and to repay or refinance its indebtedness, will depend substantially on distributions of excess cash flow from the Master Trust and Permanent Securitization trusts. The Company's agreements with FSA provide that each Permanent Securitization trust must maintain specified levels of cash in its Cash Spread Account during the life of the trust. These spread accounts are funded initially out of beginning deposits and are funded thereafter with excess cash flow from the Loan pool. During each month, excess cash flow distributable to the Company from all Permanent Securitization trusts is first used to replenish any Cash Spread Account deficiencies and then is distributed to the Company. The timing and amount of distributions of excess cash from securitization trusts varies based on a number of factors, including loan delinquencies, defaults and net losses, the rate of disposition of repossession inventory and recovery rates, the age of Loans in the portfolio, prepayment experience and required spread account levels. A deterioration of the Company's Loan delinquencies, defaults or net losses, or a build-up in repossession inventory could reduce excess cash available to the Company. There can be no assurance that in the future the Company will not experience an interruption in its receipt of excess cash flows, which could adversely affect the Company's financial condition, results of operations and cash flows.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

      Each Permanent Securitization trust has certain portfolio performance tests relating to levels of delinquency, defaults and net losses on the Loans in such trust ("Maintenance Tests"). Portfolio performance tests require that the Loan portfolio of each Permanent Securitization trust have: (i) an average delinquency rate less than a specified percentage; (ii) a cumulative default rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool; and (iii) a cumulative net loss less than specified percentages that vary based on the aging of the relevant trust's Loan pool. If any Permanent Securitization Loan portfolio fails to satisfy any of these tests, the amount of cash required to be retained in the Cash Spread Account related to such securitization trust will be increased to an amount generally equal to 9% to 11% of the then outstanding balance held by the securitization trust.

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

      During the second quarter of 1998, certain modified Management Tests were not met with respect to the Permanent Securitization trusts formed in November 1995, November 1996 and July 1997, resulting in the Company being required to retain an additional amount of $2.1 million over the $2.1 million previously required to be retained in the Cash Spread Accounts as of December 31, 1997 related to such Permanent Securitization trusts until the violation of such modified performance tests are cured. As of June 30, 1998, the entire $4.2 million in increased spread account funding requirements had been accumulated in the Cash Spread Accounts of such trusts, in lieu of being distributed to the Company.

      The following is a table showing the portfolio performance tests by Trust as of June 30, 1998:

                        Delinquency Test                   Default Test                    Loss Test
                 ------------------------------   -------------------------------  ------------------------------
                 Actual   Maintenance Insurance   Actual   Maintenance  Insurance  Actual  Maintenance  Insurance
                 ------   ----------- ---------   ------   -----------  ---------  ------  -----------  ---------
         95-1     10.54%      8.25%     11.00%     15.26%     14.00%      17.00%    5.00%     8.00%      10.00%
         96-1     10.95       8.25      11.00      14.77      18.00       25.00    10.01      8.00       11.00
         97-1      9.82       8.25      11.00      14.54      18.00       25.00     7.66      8.00       11.00
         98-1      7.34       8.25      11.00      14.10      18.00       25.00     3.32      8.00       11.00

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 1998

      The modified performance test levels for the 95-1 Trust decreased in June 1998 to: (i) 8.25% for the delinquency maintenance test and to 11.00% for the delinquency insurance test; (ii) 14.00% for the default maintenance test and to 17.00% for the default insurance test; and (iii) 8.00% for the loss maintenance test and to 10.00% for the loss insurance test. The modified performance test levels for the 96-1 Trust decreased in June 1998 to: (i) 8.25% for the delinquency maintenance test and to 11.00% for the delinquency insurance test;
(ii) to 18.00% in July 1998 for the default maintenance test and to 25.00% for the default insurance test; and (iii) 8.00% in July 1998 for the loss maintenance test and to 11.00% for the loss insurance test.

      Any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

      The Company is in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the December 1997 and March 1998 Securities Purchase Agreement pursuant to which it issued $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the first fiscal quarter ending June 30, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of common stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1. The Company is in discussions with the lenders under such debt agreements to obtain waivers of the breach of such covenant violations. If such waivers are not obtained, the holders of the indebtedness represented thereby may declare a default and accelerate the payment of the principal amount of such indebtedness.

      The Company's business requires substantial cash to support the funding of Cash Spread Accounts for its securitizations, issuance costs of its asset securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of Loans purchased and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis and its negative operating cash flow is expected to continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities. Assuming the payment of Senior Subordinated Notes are not accelerated, the Company believes cash currently on hand should be sufficient to meet the Company's cash requirements and to fund its operations through the second quarter of 1999. Thereafter, the Company may be required to issue additional debt or equity, which could dilute the interests of stockholders of the Company. There can be no assurance that the Company will have access to the capital markets in the future for debt or equity issuances or for securitizations, or that financing through borrowings or other means will be available on terms acceptable to the Company. The Company's inability to access the capital markets or obtain financing on acceptable terms could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

YEAR 2000

      The Company is in the process of installing in its Boca Raton, Florida and Jacksonville, Florida facilities the CLASS system for the underwriting and servicing of its Loan portfolio. CLASS is a fully-integrated finance company software platform composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization functions. The Company believes, and the software developer of CLASS has represented to the Company, that the CLASS software platform is year 2000 compliant. The Company is also in the process of installing a financial accounting software package, which the Company believes to be Year 2000 compliant. Once the CLASS system and the financial accounting software package are fully installed, the Company believes that all of its computer systems will be year 2000 compliant. There can be no assurance, however, that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers will not have a material adverse effect on the Company, and a plan for dealing with such incompatibility has not yet been developed by the Company. The Company intends to develop such a contingency plan by the end of the third quarter of 1998.

--------------------------------------------------------------------------------
PART II - Other Information
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)    Exhibits

Number     Description                                 Method of Filing
------     -----------                                 ----------------

10.1       Employment Agreement of Keith B. Stein      Filed with this document

10.2       Employment Agreement of Willaim G. Magro    Filed with this document

10.3       Employment Agreement of Joel B. Ronkin      Filed with this document

10.4       Employment Agreement of Thomas Costanza     Filed with this document

10.5       Employment Agreement of Martin J. Mattone   Filed with this document

10.6       Employment Agreement of James E. Shuler     Filed with this document

10.7       Employment Agreement of Brent E. Wombolt    Filed with this document

11         Computation of Earnings                     Filed with this document
           Per Common Share

27         Financial Data Schedule                     Filed with this document

      b)    Reports on Form 8-K

      On April 16, 1998, the Company filed a Form 8-K announcing the Company's results for the fiscal year ended 1997 and the completion of a $20 million private placement.

      On May 1, 1998, the Company filed a Form 8-K announcing the Company's strategic restructuring and the filing of its Annual Report on Form 10-K, which includes a qualified opinion from the Company's former auditor, KPMG Peat Marwick LLP ("KPMG").

      On May 20, 1998, the Company filed a Form 8-K announcing the Company's first quarter results, the resignation of the Company's Chairman and Chief Executive Officer, Gary L. Shapiro, the retention of BDO Seidman, LLP as the Company's auditor for fiscal 1998, and the termination of KPMG as the Company's auditor.

      On June 3, 1998, the Company filed a Form 8-K describing certain disagreements between the Company and its former auditor, KPMG.

      On June 9, 1998, the Company filed a Form 8-K announcing the resignation of Roy E. Tipton as President and as a director of the Company.

      On June 17, 1998, the Company filed Amendment No. 1 to its Form 8-K, attaching a copy of KPMG's response to the Company's disclosure on Form 8-K regarding certain disagreements between KPMG and the Company.

      On June 18, 1998, the Company filed a Form 8-K announcing the resignation of Stephen L. Gurba as a director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL AUTO FINANCE COMPANY, INC.

Date:  August 14, 1998                  /s/ Keith B. Stein
                                        ----------------------------------------
                                        Keith B. Stein
                                        Vice Chairman, Chief Executive Officer
                                        and Treasurer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.1              Employment Agreement of Keith B. Stein

10.2              Employment Agreement of William G. Magro

10.3              Employment Agreement of Joel B. Ronkin

10.4              Employment Agreement of Thomas Costanza

10.5              Employment Agreement of Martin J. Mattone

10.6              Employment Agreement of James E. Shuler

10.7              Employment Agreement of Brent E. Wombolt

11                Computation of Earnings Per Common Share

27                Financial Data Schedule