Form 10-Q
period 1998-09-30
NATIONAL AUTO FINANCE CO INC
filed 1998-11-17
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________



                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                                   65-0688619
  ------------------------------------------------         --------------------
  (State or other jurisdiction of incorporation               (IRS Employer
             or organization)                                Identification No.)



  10302 Deerwood Park Blvd., Suite 100,
         Jacksonville, Florida                                    32256
  ----------------------------------------                  -------------------
  (Address of principal executive offices)                      (Zip Code)


                                 (904) 996-2500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           621 N.W. 53rd Street, Suite 200, Boca Raton, Florida, 33487
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

  There were 9,030,762 shares of common stock, $.01 par value, outstanding as of November 13, 1998.

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q

                                                                                                         PAGE
                                                                                                         ----
PART 1. FINANCIAL INFORMATION

     Item 1.    Financial Statements (unaudited)........................................................  4

                  Balance Sheets:

                    September 30, 1998 and December 31, 1997............................................   4

                  Statements of Operations:

                    Three and Nine Months Ended September 30, 1998 and 1997.............................   5

                  Statements of Stockholders' Equity as of September 30, 1998 and 1997..................   6

                  Statements of Cash Flows:

                    Nine months Ended September 30, 1998 and 1997.......................................   7

                  Notes to Financial Statements.........................................................   9

     Item 2.    Management's Discussion and Analysis of Financial Condition and

                    Results of Operations...............................................................  17

PART II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K........................................................  28

     SIGNATURES.........................................................................................  29

     EXHIBIT INDEX......................................................................................  30

       Exhibit 11.    Computation of Earnings Per Common Share..........................................  31

       Exhibit 27.    Financial Data Schedule...........................................................  32

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "instead," "foresee," "exepected,""project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors, and changes in generally accepted accounting principles could affect the Company's actual and/or reported financial performance and could cause the Company's actual and/or reported results for future periods to differ materially from those anticipated by any forward looking statement.

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

--------------------------------------------------------------------------------
Part I
--------------------------------------------------------------------------------

Item I.  Financial Statements

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                 Balance Sheets
                    September 30, 1998 and December 31, 1997
                             (dollars in thousands)


                                                                                   September 30,
                                                                                       1998             December 31,
                                                                                    (unaudited)            1997
                                                                                     ----------         ----------
ASSETS:
Cash and cash equivalents                                                            $   15,613         $   26,467
Retained interest in securitizations, at fair value                                      46,579             31,569
Furniture, fixtures and equipment, net                                                    3,717              2,262
Deferred financing costs                                                                  2,898              2,539
Related party receivables                                                                  --                  155
Other assets                                                                                999              1,883
                                                                                     ----------         ----------
    Total assets                                                                     $   69,806         $   64,875
                                                                                     ==========         ==========

LIABILITIES:
Accounts payable and accrued expenses                                                $    1,964         $    3,260
Accrued interest payable-related parties                                                     78                 39
Accrued interest payable-senior subordinated notes                                        1,187                132
Accrued interest payable-notes                                                             --                   50
Junior subordinated notes-related parties                                                 1,940              1,940
Senior subordinated notes                                                                53,310             34,546
Notes payable                                                                             1,141              1,614
                                                                                     ----------         ----------
    Total liabilities                                                                    59,620             41,581
                                                                                     ----------         ----------

Mandatory redeemable preferred stock series A-$0.01 par value; $1,000 stated
  value; 1,000,000 shares authorized; 2,295 shares
    outstanding; redeemable in January 2005, stated at redemption value                   2,375              2,336

STOCKHOLDERS' EQUITY:
Common stock -$0.01 par value; 20,000,000 shares authorized;
       9,030,762 shares outstanding                                                          90                 90
Paid-in-capital                                                                          36,301             34,417
Accumulated deficit                                                                     (28,580)           (13,549)
                                                                                     ----------         ----------
    Total stockholders' equity                                                            7,811             20,958
                                                                                     ----------         ----------
    Total liabilities, mandatory redeemable preferred stock and
      stockholders' equity                                                           $   69,806         $   64,875
                                                                                     ==========         ==========

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      Statements of Operations (unaudited)
        For the Three and Nine Months Ended September 30, 1998 and 1997
                     (in thousands, except per share data)

                                                                      Three Months Ended                     Nine Months Ended
                                                                         September 30,                         September 30,
                                                                -----------------------------         -----------------------------
                                                                   1998               1997               1998               1997
                                                                ----------         ----------         ----------         ----------
                                                                                     (Restated)                          (Restated)
REVENUE:
   Securitization related income                                $   (1,439)        $   (9,694)        $       15         $   (3,521)
   Servicing income                                                  1,972                863              4,887              2,238
   Interest income                                                     555                168              1,850                536
   Other income                                                         45                 43                201                176
                                                                ----------         ----------         ----------         ----------
     Total revenue                                                   1,133             (8,620)             6,953               (571)
                                                                ----------         ----------         ----------         ----------

EXPENSES:
   External servicing expenses                                         213                903              2,899              2,278
   Internal servicing expenses                                         681                998              2,625                998
   Interest expense                                                  2,107                342              5,750              1,103
   Salaries and employee benefits                                    2,301              1,597              5,603              4,591
   Direct loan acquisition expenses                                    188                936              1,411              2,502
   Depreciation and amortization                                       245                148                664                541
   Other operating expenses                                          1,008                265              3,033              2,086
                                                                ----------         ----------         ----------         ----------
     Total expenses                                                  6,743              5,189             21,985             14,099
                                                                ----------         ----------         ----------         ----------
Loss before income taxes                                            (5,610)           (13,809)           (15,032)           (14,670)
Income taxes                                                          --                  332               --                 --
                                                                ----------         ----------         ----------         ----------
    Net loss before taxes from reorganization
      of partnership                                                (5,610)           (14,141)           (15,032)           (14,670)
                                                                ----------         ----------         ----------         ----------
Income taxes from reorganization of partnership                       --               (5,416)              --                 --
                                                                ----------         ----------         ----------         ----------
    Net loss                                                        (5,610)            (8,725)           (15,032)           (14,670)
Preferred stock dividends                                               40                 40                120                108
                                                                ----------         ----------         ----------         ----------
Loss attributed to common shareholders                          $   (5,650)        $   (8,765)           (15,152)           (14,778)
                                                                ==========         ==========         ==========         ==========

PER SHARE DATA:
Loss per common share - basic                                   $    (0.63)        $    (1.25)             (1.68)             (2.11)
Loss per common share - diluted                                 $    (0.63)        $    (1.25)             (1.68)             (2.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                                9,031              7,026              9,031              6,994
Diluted                                                              9,031              7,026              9,031              6,994

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                 Statements of Stockholders' Equity (unaudited)
                  For the Nine Months Ended September 30, 1998
                             (dollars in thousands)


                                                                    Common         Paid-in          Accumulated
                                                                     Stock          Capital           Deficit           Total
                                                                    --------        --------         --------         --------
Balance as of December 31, 1997                                     $     90        $ 34,417         $(13,549)        $ 20,959

Issuance of 593,671 Warrants to purchase Common Stock
    in connection with the issuance of Senior
    Subordinated Notes                                                  --             2,004             --              2,004

Dividends on mandatory redeemable preferred stock                       --              (120)            --               (120)

Net loss                                                                                              (15,032)         (15,032)
                                                                    --------        --------         --------         --------
Balance as of September 30, 1998                                    $     90        $ 36,301         $(28,581)        $  7,811
                                                                    ========        ========         ========         ========



See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                             (dollars in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              -----------------------------
                                                                                 1998               1997
                                                                              ----------         ----------
                                                                                                 (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                      $  (15,032)        $  (14,671)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Securitization related income                                                     (59)             3,521
   Depreciation expense                                                              483                 80
   Provision for credit losses                                                                         --
   Purchases of loans held for sale                                              (85,468)           (12,758)
   Proceeds from transfer of loans to Master Trust                                85,468             12,758
   Cash flows from Retained Interest released to Company                           8,748              6,618
   Cash deposits to Spread Accounts                                              (23,700)            (9,830)
   Amortization and write-off of deferred financing costs                            422                277
   Amortization of deferred placement costs                                         --                   75
   Amortization of warrants                                                          768               --
   Changes in other assets and liabilities:
     Other assets                                                                  1,038             (1,974)
     Accounts payable and accrued expenses                                        (1,296)               211
     Accrued interest payable-related parties                                         39               (104)
     Accrued interest payable-senior subordinated notes
       and other notes                                                             1,006               (140)
                                                                              ----------         ----------
Net cash used in operating activities                                            (27,583            (15,937)
                                                                              ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Fixed assets purchased                                                         (1,937)            (1,360)
                                                                              ----------         ----------
Net cash used in investing activities                                             (1,937)            (1,360)
                                                                              ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior subordinated notes                                        19,220               --
   Principal payments on junior subordinated notes-related parties                  --               (5,182)
   Principal payments on notes                                                      (474)              --
   Payments on capitalized leases                                                   --                  (29)
   Proceeds from First Union Bank notes                                             --                  222
   Proceeds from initial public offering                                            --               17,614
   Preferred equity partners distribution                                           --                   (1)
   Payment of preferred stock dividends                                              (80)               (67)
                                                                              ----------         ----------
Net cash provided by financing activities                                         18,666             12,557
Net decrease in cash and cash equivalents                                        (10,854)            (4,740)
Cash and cash equivalents at beginning of period                                  26,467              5,066
                                                                              ----------         ----------
Cash and cash equivalents at end of period                                    $   15,613         $      326
                                                                              ==========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                     $    3,929         $    1,346
                                                                              ==========         ==========

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                  ----------------------------
                                                                                                    1998              1997
                                                                                                  ----------        ----------
                                                                                                                    (Restated)
NON-CASH FINANCING ACTIVITIES:
   Offering costs deferred in 1996 transferred to paid-in capital in 1997                         $     --          $      775
   Accrued mandatory redeemable preferred stock dividends                                                120                40
   Conversion of deferred interest on senior subordinated debt to common
     stock and paid-in capital                                                                          --                 169
   Conversion of predecessor entity capital to mandatory redeemable preferred stock                     --               2,295
   Conversion of predecessor entity capital to common stock and
     paid-in capital                                                                                    --               7,225
   Deferred taxes from reorganization considered reduction in paid-in capital                           --               5,416
   Income earned in 1997 prior to reorganization included in
     paid-in capital                                                                                    --                 526
   Issuance of 593,671 warrants in conjunction with senior subordinated
     notes considered paid-in-capital                                                                  2,004              --


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)


(1)   BASIS OF PRESENTATION

      During July 1998, National Auto Finance Company, Inc. (the "Company") restated its financial statements for each of the first, second and third quarters of 1997. The comparative amounts included herein reflect the restated amounts for 1997. Further information regarding the restatement is provided in Note 2 below.

      The accompanying unaudited interim financial statements at September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

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

           The significant changes in methodologies and assumptions at September 30, 1997 include:

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)


                            Balance Sheet (Unaudited)
                            As of September 30, 1997
                             (dollars in thousands)


                                                                                         Reported         As Adjusted
                                                                                        ----------        ----------
ASSETS:
Cash and cash equivalents                                                               $      326        $      326
Retained interest in securitizations, at fair value                                         42,516            23,077
Furniture, fixtures and equipment, net of depreciation                                       1,393             1,667
Deferred financing costs                                                                       925               925
Other assets                                                                                 1,410             2,246
                                                                                        ----------        ----------
    Total assets                                                                        $   46,570        $   28,241
                                                                                        ==========        ==========

LIABILITIES:
Accounts payable and accrued expenses                                                   $    1,636        $    1,982
Notes payable                                                                                  222               222
Accrued interest payable-related parties                                                        40                40
Accrued interest payable-senior subordinated notes                                             200               200
Junior subordinated notes-related parties                                                    2,007             2,007
Senior subordinated notes                                                                   12,000            12,000
Deferred income taxes                                                                        6,057              --
                                                                                        ----------        ----------
    Total liabilities                                                                       22,162            16,451
                                                                                        ----------        ----------

Mandatory redeemable preferred stock series A-$0.01 par value; $1,000 stated
  value; 1,000,000 shares authorized; 2,295 shares
    outstanding; redeemable in January 2005, stated at redemption value                      2,295             2,335

STOCKHOLDERS' EQUITY:
Common stock -$0.01 par value; 20,000,000 shares authorized;
    7,026,000 shares outstanding                                                                70                70
Paid-in-capital                                                                             20,190            19,166
Retained earnings (accumulated deficit)                                                      1,853            (9,781)
                                                                                        ----------        ----------
    Total stockholders' equity                                                              22,113             9,455
                                                                                        ----------        ----------
    Total liabilities, mandatory redeemable preferred stock and
      stockholders' equity                                                              $   46,570        $   28,241
                                                                                        ==========        ==========

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)


                            Statements of Operations
             For the Three and Nine Months Ended September 30, 1997
                      (in thousands, except per share data)


                                                                       Three Months Ended                  Nine Months Ended
                                                                       September 30, 1997                  September 30, 1997
                                                                 ----------------------------         -----------------------------
                                                                  Reported        As Adjusted          Reported         As Adjusted
                                                                 ----------        ----------         ----------        -----------
REVENUE:
   Securitization related income                                 $    4,179        $   (9,693)        $   14,965         $   (3,521)
   Servicing income                                                   1,305               863              2,167              2,238
   Interest income                                                      168               168                536                536
   Other income                                                          42                42                176                176
                                                                 ----------        ----------         ----------         ----------
     Total revenue                                                    5,694            (8,620)            17,844               (571)
                                                                 ==========        ==========         ==========         ==========

EXPENSES:
   Servicing expenses                                                 1,602             1,901              2,977              3,276
   Interest expense                                                     343               342              1,103              1,103
   Salaries and employee benefits                                     1,670             1,597              4,591              4,591
   Direct loan acquisitions expenses                                    936               936              2,502              2,502
   Depreciation and amortization                                        148               148                541                541
   Other operating expenses                                             297               265              2,086              2,086
                                                                 ----------        ----------         ----------         ----------
     Total expenses                                                   4,996             5,189             13,800             14,099
                                                                 ----------        ----------         ----------         ----------
Income (loss) before income taxes                                       698           (13,809)             4,044            (14,670)
Income taxes                                                            269               332              1,557
                                                                                   ----------         ----------         ----------
    Net income (loss) before taxes from reorganization                  429           (14,141)             2,487            (14,670)
    of partnership
Income taxes from reorganization of partnership                        --              (5,416)             4,500               --
                                                                 ----------        ----------         ----------         ----------
    Net income (loss)                                                   429            (8,725)            (2,013)           (14,670)
Preferred stock dividends                                                40                40                107                108
                                                                 ----------        ----------         ----------         ----------
Loss attributed to common shareholders                           $      389        $   (8,765)            (2,120)           (14,778)
                                                                 ==========        ==========         ==========         ==========

PER SHARE DATA:
Loss per common share - basic                                    $      .06        $    (1.25)              (.30)             (2.11)
Loss per common share - diluted                                  $      .06        $    (1.25)              (.30)             (2.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                                 7,026             7,026              6,994              6,994
Diluted                                                               7,026             7,026              6,994              6,994

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)




(3)    RETAINED INTEREST IN SECURITIZATIONS

      Retained Interest in Securitizations were as follows at September 30, 1998 and December 31, 1997:

                                                         September 30,      December 31,
                                                             1998              1997
                                                          ----------        ----------
                                                             (dollars in thousands)

           Spread Accounts                                $   30,477        $   14,846
           Excess Spread Receivable ("ESR")                   16,102            16,723
                                                          ----------        ----------
                                                          $   46,579        $   31,569
                                                          ==========        ==========

      Assumptions used to value the Retained Interests in Securitizations at September 30, 1998 and December 31, 1997 were as follows:


                                                                    September 30,     December 31,
                                                                        1998              1997
                                                                    -------------     ------------
           Weighted average cumulative net loss rate                   12.88 %           12.88 %
           Weighted average cumulative prepayment rate                 23.87 %           20.89 %
           Discount rate                                               14.00 %           14.00 %
           Level of required Cash Spread Account                    9% to 11 %        5% to 11 %
           Rate of interest on Cash Spread Account                      5.50 %            5.50 %
           Weighted average interest rate on Loans                     19.35 %           19.01 %
           Weighted average yield on bonds and notes
             held by securitization investors                           6.13 %            6.15 %

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

      Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from automobile dealers ("Dealers") on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union National Bank of North Carolina ("First Union") currently owns 100% of the outstanding Class B Certificates. Collectively, the restricted cash account and the Class C Certificate portion of Loan principal (Over-Collateralization Accounts, which are held by the Company) that collateralize the Master Trust are the components of the Spread Accounts. The Spread Accounts and ESRs are reflected collectively on the balance sheet as "Retained Interest in Securitizations."

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)


      Under the financial structures the Company has used to date in its securitizations, certain excess cash flows generated by the Loans are retained in the Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Accounts can vary depending on each transaction, the Company's agreements with Financial Security Assurance Inc., ("FSA") the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and generally a 9% interest in the principal balance of the Loans in the trust (the "Over-Collateralization Accounts"), have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. Additionally, the Company is currently required to maintain a minimum equity position in the Revolving Securitization of 14.0% of the net serviced receivables in the Master Trust, or 2.5 times net losses, whichever is greater. This equity currently consists of cash invested by the Company and over-collateralization in the form of the discount from the face amount of a Loan at which the Company is willing to purchase the Loan from an automobile dealer ("Dealer Discount") related to the principal balance of Loans. As of September 30, 1998, the Company had a 14.00% equity investment in the Revolving Securitization.

      In the event delinquencies or losses on the Loans exceed certain levels in the Permanent Securitizations ("Trigger Events"), the terms of the Permanent Securitization may: (i) require increased Cash Spread Account balances to be accumulated for the particular pool; (ii) restrict the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and (iii) in certain circumstances, require the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. The imposition by FSA of any of these conditions could materially adversely affect the Company's liquidity and financial condition by delaying the timing of cash flows to the Company, thus reducing the value of the Retained Interest in Securitizations. In fact, certain portfolio performance tests were not met at various times during the third quarter of 1998 with respect to the Permanent Securitization trusts formed in November 1995, November 1996, July 1997, and January 1998 resulting in additional cash being required to be retained in the Spread Accounts related to such Permanent Securitization trusts.

      Moreover, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an "Insurance Agreement Event of Default"), the Company will be in default under those insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In July, August and September 1998, the Permanent Securitization trusts formed in November 1995, November 1996 and July 1997 experienced Insurance Agreement Events of Default. Since the occurrence of those Insurance Agreement Events of Default, FSA has captured all excess cash flows from the four FSA-insured trusts. The Company is currently in discussions with FSA regarding the waiver of such Insurance Agreement Events of Default to allow the Company to resume receiving those excess cash flows and the form and amount of the consideration to be paid by the Company for such waivers. There can be no assurance, however, that the Company will be successful in such discussions. If the Company does not receive cash flows from those trusts in the near future, the Company's liquidity and financial condition could be materially adversely affected.

      The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or that, if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements in the future, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)




      During the nine months ended September 30, 1998 and 1997, the following activity took place with respect to securitizations:

                                                                   September 30,
                                                              1998                1997
                                                          ------------        ------------
                                                                 (dollars in thousands)

      Principal balance of Loans sold                     $     87,118        $    130,757
                                                          ============        ============
      Weighted average coupon rate on Loans
          sold during the period                                 19.35 %             19.40 %
                                                          ============        ============

(4)    SENIOR SUBORDINATED DEBT AND WAREHOUSE FACILITY

      In December 1997, the Company completed a private placement (the "December Private Placement") of $10 million of the Company's Common Stock, $.01 par value ("Common Stock") and $40 million principal amount of Senior Subordinated Notes with detachable warrants to purchase Common Stock ("Warrants"). The December Private Placement of the $10 million in Common Stock resulted in the issuance of 1,904,762 shares in the aggregate of the Company's Common Stock at $5.25 per share. Additionally, a representative of each of two of the senior subordinated debt lenders who were also stock purchasers was elected to the Company's Board of Directors. In March 1998, the Company completed a private placement (the "March Private Placement") of $20 million principal amount of Senior Subordinated Notes with detachable Warrants under terms similar to that of the December Private Placement. The principal amount of the aggregate $60 million of Senior Subordinated Notes is due in December 2004 and the Senior Subordinated Notes bear interest at 11.875% per annum for the first three years, 12.875% per annum for year four, 13.875% per annum for year five, and 14.875% per annum thereafter, with interest payable quarterly. In connection with the December Private Placement and the March Private Placement, the Company issued an aggregate of 1,632,685 detachable Warrants with a ten-year life, exercisable into Common Stock of the Company at $0.01 per share. The fair value of such Warrants was estimated to be based upon a share value of $5.25 for the December Private Placement and $3.37 for the March Private Placement, for a total of $7.5 million. Such amount is recorded as a discount to the related debt and additional paid-in capital, and is being amortized over the life of the debt using the interest method. The effective interest rate, including the value of the Warrants, is approximately 15%.

      The Company is in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements pursuant to which it issued the $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of Common Stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1:4:1.
      Refer to Note 8 for additional disclosure.

      The Company is in violation of certain covenants with respect to the Master Trust, including specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits. As more fully described in
      Note 8, the Company is in the process of seeking a waiver of such covenant breaches and modification of certain terms of the Master Trust to continue availability under the Master Trust. If such a waiver is not granted, the Company may cease receiving the cash flows the Company would otherwise ordinarily receive from the Master Trust and the Company may be terminated as a servicer of the Loans held in the Master Trust. Notwithstanding such covenant violations, the Company has been allowed to continue borrowing under the Master Trust.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)



(5)    JUNIOR SUBORDINATED NOTES

      The Junior Subordinated Notes are payable to certain affiliates on January 31, 2002, and accrue interest at 8% per annum. Interest expense recognized for this debt for the nine months ended September 30, 1998 and 1997 was $77,000 and $123,000, respectively. Pending the resolution of the restructuring of the Company's debt as more fully described in Note 8, the Company has ceased paying interest on the Junior Subordinated Notes since the second quarter of 1998.

(6)    NOTES PAYABLE

      The Company entered into a credit agreement ("FUNB Note") dated as of August 25, 1997 with First Union National Bank of Florida ("FUNB") to fund the purchase of furniture and equipment ("collateral") for the Company's service center and corporate headquarters. FUNB retains a security interest in the collateral. The FUNB Note accrues interest at the one month London Interbank offered rate plus 2.5% (8.09% at September 30,
      1998), payable monthly. The principal amount of the FUNB Note is payable monthly beginning March 1998 and matures March 2001. As of September 30, 1998, the principal amount owed by the Company was $820,000. Interest expense recognized for this debt for the three and nine months ended September 30, 1998 was $17,000 and $58,000, respectively.

      The Company has entered into a four-year capital lease for furniture. The lease accrues interest at 7.05%. Principal and interest are payable monthly. As of September 30, 1998, the principal amount owed by the Company was $304,000. Interest expense recognized for this debt for the three and nine months ended September 30, 1998 was $5,595 and 16,900, respectively.

(7)    RECENT EVENTS

      On June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to its new Consumer Loan Asset Servicing System ("CLASS") developed by BNI, Inc. ("BNI"). The CLASS system is composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization functions. The CLASS system modules are generally operating effectively, though there are still a number of problems with certain aspects of these modules. BNI has developed modified modules and a new operating environment to run in parallel with the current CLASS system environment. BNI has stated that the new environment, coupled with certain program modifications, will correct all significant problems with the CLASS system. Nevertheless, the continuing delays in completing this installation has had and may continue to have a negative impact on the performance of the Loans for which the Company performs servicing and collections (the "Servicing Portfolio").

      As part of the Company's June 30, 1998 Form 10-Q filing, the Company disclosed that a company controlled by Gary L. Shapiro, the Company's former Chairman and Chief Executive Officer and a continuing director of the Company, has acquired an option to purchase a controlling stock ownership interest in BNI and a related company, also controlled by Mr. Shapiro, has made a loan to BNI. According to a representative of Mr. Shapiro, the status of the option to acquire BNI and the loan remains unchanged.

      On August 12, 1998, The NASDAQ Stock Market, Inc. ("NASDAQ") advised the Company that unless the closing bid price of the Company's Common Stock allows for the maintenance of a greater than $5 million public float, for at least 10 consecutive trading days during the period ending on November 13, 1998, the Company's Common Stock will be delisted on November 17, 1998. Further, on September 2, 1998, NASDAQ advised the Company that if the Company's Common Stock does not trade at a minimum bid price of $1.00 for a minimum of ten consecutive trading days by December 1, 1998, the Company's Common Stock will be delisted on December 3, 1998. The Company has requested a hearing before NASDAQ to permit the Company the opportunity to provide details of its business plan and restructuring in furtherance of a request for additional time to enable the Company to reestablish compliance with the NASDAQ listing requirements. NASDAQ has stated that no delisting will occur prior to the hearing. There can be no assurance, however, that the Company will not be delisted.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                               September 30, 1998
                                   (unaudited)


(8)   SUBSEQUENT EVENTS

      On October 29, 1998, a class action lawsuit was filed in the United States District Court for the Southern District of Florida on behalf of the named plaintiff and others who purchased the Common Stock of the Company during the period of January 29, 1997 through April 15, 1998. The complaint charges the Company and certain of its officers and directors with violating federal securities laws. The Company was only recently served with the complaint and its response is not yet due.

      As discussed in Note 4, the Company is in violation of various financial covenants in agreements with its senior subordinated noteholders ("Noteholders") and is in violation of certain non-financial covenants with its warehouse lender, First Union. The Company has recently executed a term sheet (the "Term Sheet") with its Noteholders and certain of its equityholders that sets forth the framework for a financial restructuring of the Company and the resolution of certain issues among the parties. The Term Sheet provides for, among other things: (1) the waiver of the past financial covenant violations; (2) the amendment of such financial covenants for the two-year period following the consummation of the restructuring; (3) granting the Company the option to pay during that two-year period fifty percent (50%) of the interest owed on the Senior Subordinated Notes through the issuance of additional debt securities that are convertible into Common Stock; (4) the issuance of Common Stock to the Noteholders as consideration for the waivers and amendments granted to the Company; (5) the granting of three additional seats on the Company's Board of Directors to the Noteholders; and (6) the execution of full and complete releases by and among the Company and the Noteholders. Moreover, the Term Sheet provides for the issuance of additional Common Stock to the Noteholders that also purchased Common Stock of the Company at the time of their investment in exchange for the execution of full and complete releases of any claims arising by virtue of those Noteholders' equity investment. The Term Sheet, however, is an expression of intent only among the parties, and none of the parties to that Term Sheet are required to consummate the transactions contemplated therein until an agreement satisfactory to all parties is negotiated and executed by the parties and all conditions precedent to closing have been satisfied or waived.

      One of the most significant conditions precedent to closing the transactions set forth in the Term Sheet is that the Company reach agreement with First Union, in form and substance satisfactory in all respects to each of the Noteholders and the Company in their sole discretion, to provide capital resources and financial liquidity sufficient to meet the Company's financial needs for a period of at least two years following the date of the restructuring. To that end, the Company has received term sheets from First Union that provide for, among other things, the extension of the Company's warehouse line for an additional two years (through December 21, 2000) and the purchase by First Union of up to $15 million of subordinated asset-backed debt securities in connection with the Company's securitizations over the next two years. The Company is also engaged in discussions with First Union regarding the extension of the Company's Loan origination referral agreement with First Union for an additional year (through April 15, 2001). There is, however, no guarantee that the Company will be able to reach agreement with First Union on the specific terms of these proposed facilities and arrangements to the extent necessary to satisfy the Noteholders' conditions precedent, in which event the restructuring of the Senior Subordinated Notes described above may not be consummated and the Company may not be able to fund the purchase of additional loans on an ongoing basis through the First Union facility.

      By the end of October 1998, the Company completed the transition of all of its operations to its Jacksonville, Florida facility. In connection with that transition, the Company closed its Boca Raton, Florida offices.

      On November 5, 1998, the referral agreement between U.S. Bank N.A. and the Company was terminated effective February 3, 1999. Prior to the notice of termination, the agreement had not resulted in material loan volume for the Company.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998



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

     The following management's discussion and analysis provides information regarding the Company's financial condition as of September 30, 1998 compared to December 31, 1997 and its results of operations for the three and nine months ended September 30, 1998 and the restated three and nine months ended September 30, 1997. This management's discussion and analysis should be read in conjunction with (i) the Company's Consolidated Financial Statements and the related notes included elsewhere herein and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1997. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

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

Revenue

      In January 1997, the Company adopted Statement of Financial Accounting Standards SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125). Pursuant to SFAS No. 125, the Company periodically evaluates the assumptions applied and modifies them as necessary based upon the performance of the loan portfolio during the most recent fiscal quarter. The assumptions impact the measurement of the fair value of its Retained Interest in Securitizations. Specifically, the Company increased the cumulative net loss estimate from 11.00% as of September 30, 1997 to 12.88% as of December 31, 1997, increased the discount rate applied to estimated cash flows from the securitizations from 11.00% at September 30, 1997 to 14.00% at December 31, 1997, and increased assumptions related to levels of cash required to be maintained in spread accounts to reflect anticipated changes in such required amounts over time. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the Loans, lower expected recovery rates on the underlying collateral and changes in prepayment speeds, compared to the rates of such items estimated in earlier periods. The Company has maintained consistent net loss and discount rate assumptions for the reporting periods subsequent to December 31, 1997 through September 30, 1998.

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

Distributions of Cash from Securitization

      When the Company securitizes Loans, it is required to establish and maintain credit enhancements on a trust-specific basis to support the timely payment of interest and principal on the notes issued to investors by such securitization trusts. These credit enhancements include, among other things, funding and maintaining the Cash Spread Accounts and maintaining the Over-Collateralization Accounts. The Cash Spread Accounts are funded through initial cash deposits by the Company, plus a portion of the excess cash flows from the Loans (that is, the difference between cash received by the relevant trust and its interest and principal payments on the asset-backed securities and trust expenses). Once the funds in

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998


the Cash Spread Accounts meet specified levels (which may be increased if the performance of the relevant Loan pool deteriorates), any subsequent excess cash flows thereafter will be released to the Company on a monthly basis. Any remaining cash in the Cash Spread Accounts after the asset-backed securities have been paid in full also will be released to the Company. The amount of excess cash available for distribution to the Company will be affected by the Servicing Portfolio's actual loss and prepayment experience. See Note 3 to the Financial Statements Retained Interest in Securitizations.

      During the three and nine months ended September 30, 1998 and 1997, the following activity took place with respect to securitizations:

                                                               Three Months Ended                 Nine Months Ended
                                                                     September 30,                    September 30,
                                                               ------------------------        ------------------------
                                                                 1998            1997            1998            1997
                                                               --------        --------        --------        --------
                                                                              (restated)                      (restated)

                                                                   (dollars in thousands - except numbers of loans)

Number of Loans purchased                                           308           4,205           6,972          10,914
Principal balance of Loans purchased                           $  3,404        $ 51,208        $ 87,118        $130,757
Principal amount of Loans funded (1)                           $  3,072        $ 50,075        $ 84,176        $127,584


----------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or third party originator ("Third-Party Originator") (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less the Dealer Discount.

RESULTS OF OPERATIONS

        THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997.

Income from Operations

      The Company reported a net loss of $5.7 million for the three month period ended September 30, 1998, compared to a net loss of $8.8 million for the three month period ended September 30, 1997.

Securitization Related Income

      For the three month periods ended September 30, 1998 and 1997, the Company recognized securitization related revenue of ($1.4) million (net of an adjustment of $(1.9) million related to the valuation of the Retained Interest in Securitizations) and ($9.7) million (net of an adjustment of $(16.0) million related to the valuation of the Retained Interest in Securitizations), respectively. Reported revenue was impacted by a 93.3% decrease in the dollar volume of Loans purchased during the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. Additionally, securitization income was negatively impacted due to the increase in the cumulative net loss estimate from 12.00% as of September 30, 1997 to 12.88% as of September 30, 1998. As part of the valuation of the Retained Interest in Securitizations, the cash deposits were discounted using a rate of 14.00%, which reduced the securitization income reported for the third quarter. The Company's Loan purchasing volume declined significantly during the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. This decline in volume was primarily due to the Company's decision to, beginning in the second quarter of 1998, temporarily curtail Loan originations to allow the Company to preserve its cash while undertaking a debt and operational restructuring, in light of the losses recently incurred by the Company and limited warehouse line availability. The Company purchased 308 Loans, having a principal balance of $3.4 million, during the three month period ended September 30, 1998, compared to 4,205 Loans, having a principal balance of $51.2 million, for the three months ended September 30, 1997. All Loans were purchased from Dealers during the three month period ended September 30, 1998. This compares to 2,864 Loans purchased from Dealers ($39.3 million principal balance) and 1,341 Loans purchased from Third-Party Originators ($11.9 million principal balance) during the three month period ended September 30, 1997.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998



Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as received. Servicing income for the three month periods ended September 30, 1998 and 1997 was $2.0 million and $863,000, respectively. The growth in servicing income was attributable to the increase in the size of the Servicing Portfolio.

Total Expenses

      The Company reported total expenses for the three month periods ended September 30, 1998 and 1997 of $6.7 million and $5.2 million, respectively. These expenses consisted primarily of servicing expense, interest expense on long-term indebtedness including the Company's Senior Subordinated Notes, salaries and employee benefits and direct Loan acquisition expenses. The increase in expenses was impacted by the payment of one-time retention bonuses to Company employees who remained with the Company through the time of the transition of their departments to the Company's Jacksonville, Florida facility, and certain attorney and advisory fees associated with the corporate debt restructuring.

      Servicing expenses for the three month periods ended September 30, 1998 and 1997 were $894,000 and $1.9 million, respectively. Servicing costs consisted primarily of a combination of internal servicing expenses and fees to an outside servicer for each active Loan not serviced in-house. Additionally, the Company incurred the cost of vendor's single interest ("VSI") insurance maintained by the Company. Servicing fees paid to the Company's outside servicer for the three month period ended September 30, 1998 and 1997 were $213,000 and $903,000, respectively. The decrease in servicing expenses primarily reflected the conversion from external to internal servicing of the Portfolio. The Company's Servicing Portfolio grew from $190.7 million, representing 17,593 outstanding Loans as of September 30, 1997, to $235.3 million, representing 23,189 outstanding Loans, as of September 30, 1998.

      Interest expense for the three-month periods ended September 30, 1998 and 1997 was $2.1 million and $342,000, respectively. The increase in interest expense resulted from the increases in the long-term debt balances of the Company, including interest paid on the Senior Subordinated Notes.

      Direct Loan acquisition expenses for the three-month periods ended September 30, 1998 and 1997 were $188,000 and $936,000, respectively. These expenses consisted primarily of Dealer incentives, fees paid to strategic alliance partners, broker fees, credit information fees and telephone expenses. The expenses declined primarily due to the reduction in Loan originations during the three months ended September 30, 1998.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998



NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998, AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997.

Income from Operation

      The Company reported a net loss for the nine month period ended September 30, 1998 of $15.2 million as compared to a net loss of $14.8 million for the nine month period ended September 30, 1997.

Securitization Related Income

      For the nine month periods ended September 30, 1998 and 1997, the Company recognized securitization related revenue of $15,000 (net of an adjustment of $(9.0) million related to the valuation of the Retained Interest in securitizations) and $(3.5) million (net of an adjustment of $(19.3) million related to the valuation of the Retained Interest in Securitizations), respectively. Reported revenue was impacted by a 33.4% decrease in the dollar volume of Loans purchased during the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997. Additionally, securitization income was negatively impacted due to the increase in the cumulative net loss estimate from 12.00% as of September 30, 1997 to 12.88% as of September 30, 1998. As part of the valuation of the Retained Interest in Securitizations, the cash deposits were discounted using a rate of 14.00%, which reduced the securitization income reported for the third quarter.

      The Company's Loan purchasing activity declined significantly during the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997. This decline in volume was primarily due to the Company's decision to, beginning in the second quarter of 1998, temporarily curtail Loan originations to allow the Company to preserve its cash while undertaking a debt and operational restructuring, in light of the losses recently incurred by the Company and limited warehouse line availability. The Company purchased 4,941 or $65.6 million of principal amount of Loans from Dealers and $21.5 million or 2,031 Loans were acquired through the Company's Portfolio Acquisition Program during the nine month period ended September 30, 1998, 100% of which were sold to the Master Trust. This compares to 7,271 Loans or $98.6 million of principal amount of Loans purchased from Dealers and $32.2 million or 3,643 Loans acquired through the Company's Portfolio Acquisition Program during the nine month period ended September 30, 1997. This decline in volume was primarily due to the Company's decision to, beginning in the second quarter of 1998, temporarily curtail Loan originations to allow the Company to preserve its cash while undertaking a debt and operational restructuring process, in light of losses recently incurred by the Company and warehouse line availability.

      During the nine month period ended September 30, 1998, the Company was required to provide additional credit enhancements to the Master Trust in the amount of $23.7 million due to the origination of new Loans and the increase in the required level of collateralization. As part of the evaluation of the Retained Interest in Securitizations, the cash deposits were discounted using a rate of 14.00%, which reduced the securitization income reported for the nine month period ended September 30, 1998.

      The Company's model used to calculate the fair value of Retained Interest in Securitizations includes an amount equal to an estimate of cumulative net losses to be experienced with respect to the Loans securitized. Significant changes in such cumulative net loss estimate will result in adjustments to the carrying value of Retained Interest in Securitizations.

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as earned. Servicing income for the nine month periods ended September 30, 1998 and 1997 was $4.9 million and $2.2 million, respectively. The growth in servicing income was attributable to the increase in the size of the Servicing Portfolio.

Total Expenses

      The Company reported operating expenses of $21.9 million for the nine month period ended September 30, 1998, as compared to $14.1 million for the nine month period ended September 30, 1997. These expenses consisted primarily of servicing costs, subordinated note interest and personnel expenses. Operating expenses, as a percentage of Loans purchased, increased from 10.7% as of September 30, 1997 to 25.1% as of September 30, 1998.

      Servicing expenses for the nine month period ended September 30, 1998 were $5.5 million as compared to $3.3 million for the nine month period ended September 30, 1997. This represents an increase in annualized servicing expenses as a percentage of average Loans serviced, from 2.2% as of September 30, 1997 to 2.3% as of September 30, 1998. Servicing fees paid to the Company's external servicer for the nine month period ended September 30, 1998 were $2.9 million as compared to $2.3 million for the nine month period ended September 30, 1997. The increase in expenses primarily reflects the growth in the portfolio serviced by the Company.

      Interest expense for the nine month period ended September 30, 1998 was $5.8 million, as compared to $1.1 million for the nine month period ended September 30, 1997. This increase is a result of the incremental interest expense incurred relative to the Company's Senior Subordinated Notes beginning in December 1997.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998



LOAN LOSS AND DELINQUENCY EXPERIENCE

      Loan losses and Loan prepayments are continuously monitored on an overall portfolio and month-of-purchase static pool basis. Pursuant to the requirements of SFAS No. 125, the Company reviews its actual Loan loss experience in conjunction with its quarterly valuation of its Retained Interest in Securitizations. Charge-off of Loans are based upon an account-by-account review of delinquent Loans by the Company. The Company generally charges off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management deems them to be uncollectible. The following table summarizes the Company's Loan loss experience for the nine month periods:

                                                                      As of September 30,
                                                                    ------------------------
                                                                      1998            1997
                                                                    --------        --------
                                                                      (dollars in thousands)

Average Servicing Portfolio during period...................        $242,811        $147,394
Gross charge-offs...........................................          21,115          20,084
Liquidation proceeds from repossessed assets................           8,215           9,781
                                                                    --------        --------
Net charge-offs.............................................        $ 12,900        $ 10,303
                                                                    ========        ========
Net charge-offs as a percentage of average Servicing
    Portfolio (annualized)..................................           7.0 %           9.3 %
                                                                    ========        ========

      Prior to July 1997, the Company had not serviced or collected Loans and therefore continues to be subject to the inherent risks associated with initiating new operations, such as unforeseen operational, financial, management and technology issues. There can be no assurance that the Company will be able to service and collect the Servicing Portfolio on a cost effective and timely basis or that future delinquency and loss ratios will not increase.

      On June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to its new Consumer Loan Asset Backed Security System (CLASS) developed by BNI. The CLASS system is composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization functions. The installation of certain modules of the CLASS system is still ongoing, and a number of the modules are still not completed or fully functioning. The continuing delays in completing this installation has had and may continue to have a negative impact on the performance of the Servicing Portfolio.

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

      The Company maintains, at its own expense, supplemental VSI insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) in instances where neither the automobile nor the borrower can be found.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998


      The Company considers a Loan to be delinquent if the borrower fails to make any payment substantially in full on or before the due date as specified by the terms of the Loan. The Company typically initiates contact with borrowers whose payments are not received by the eleventh day following the due date. The following table summarizes the delinquency and repossession experience with respect to the Servicing Portfolio:

                                                                       As of September 30,
                                                                    ------------------------
                                                                      1998            1997
                                                                    --------        --------
                                                                      (dollars in thousands)
Period of delinquency:
   31 to 60 days..............................................      $ 15,143        $ 11,249
   61 to 90 days..............................................         4,908           2,875
   91 days or more............................................         3,577           3,028
                                                                    --------        --------
Total delinquencies...........................................      $ 23,628        $ 17,152
                                                                    ========        ========
Total delinquencies as a percentage of the
   Servicing Portfolio........................................       10.11 %          8.99 %
Principal balance of Loans related to repossession
   inventory..................................................      $  5,482        $  3,171
Repossession inventory as a percentage of the ending
   Servicing Portfolio........................................        2.30 %          1.66 %

      Total delinquencies as a percentage of the Servicing Portfolio increased as of September 30, 1998 relative to the same period during 1997 primarily due to the decline in loan originations and the disruption in collection activities due to the Company's servicing system conversion. Refer to Note 7 of the Notes to Financial Statements for more discussion of the servicing system conversion.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998



      The following table summarizes the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending June 30, 1998, and includes loss data through September 30, 1998:

         4Q      1Q     2Q      3Q      4Q     1Q      2Q      3Q     4Q      1Q     2Q     3Q      4Q      1Q     2Q
        1994    1995   1995    1995    1995   1996    1996    1996   1996    1997   1997   1997    1997    1998   1998
        ----    ----   ----    ----    ----   ----    ----    ----   ----    ----   ----   ----    ----    ----   ----
    1    0.00%  0.00%   0.00%   0.00%  0.00%   0.00%   0.00%  0.00%   0.00%   0.00% 0.00%   0.00%   0.00%  0.00%  0.00%
    2    0.00%  0.00%   0.00%   0.00%  0.00%   0.00%   0.00%  0.00%   0.00%   0.00% 0.00%   0.00%   0.00%  0.00%  0.00%
    3    0.00%  0.00%   0.00%   0.00%  0.05%   0.00%   0.00%  0.04%   0.00%   0.00% 0.00%   0.02%   0.00%  0.00%  0.00%
    4    0.00%  0.00%   0.00%   0.03%  0.17%   0.00%   0.00%  0.04%   0.01%   0.02% 0.17%   0.02%   0.00%  0.02%  0.10%
    5    0.00%  0.07%   0.00%   0.19%  0.21%   0.10%   0.10%  0.16%   0.00%   0.06% 0.43%   0.07%   0.06%  0.02%  0.35%
    6    0.05%  0.14%   0.27%   0.43%  0.70%   0.39%   0.31%  0.45%   0.25%   0.23% 0.93%   0.22%   0.23%  0.11%
    7    0.05%  0.24%   0.67%   0.88%  0.96%   0.60%   0.63%  0.79%   0.61%   0.58% 1.40%   0.41%   0.44%  0.48%
    8    0.31%  0.86%   1.42%   1.24%  1.05%   0.80%   1.14%  1.06%   1.21%   1.19% 1.89%   0.79%   0.78%  0.67%
    9    0.47%  1.34%   1.98%   2.18%  1.57%   1.38%   1.73%  1.92%   1.89%   1.90% 2.58%   1.25%   1.16%  0.99%
   10    0.51%  1.70%   2.40%   2.35%  2.28%   1.81%   2.70%  2.59%   2.55%   2.34% 3.26%   1.69%   1.78%
   11    1.08%  1.73%   2.62%   2.71%  2.40%   2.00%   3.29%  3.36%   3.40%   2.84% 3.51%   2.16%   2.04%
   12    1.36%  2.52%   3.14%   3.11%  3.08%   2.43%   4.34%  3.65%   3.69%   3.45% 4.31%   2.84%   2.40%
   13    1.75%  3.04%   3.37%   3.60%  3.48%   3.35%   5.19%  4.47%   4.02%   3.95% 5.10%   3.46%
   14    1.72%  3.39%   3.71%   3.58%  3.69%   3.60%   5.58%  5.04%   4.53%   4.21% 5.76%   3.80%
   15    3.12%  3.90%   3.99%   4.13%  4.24%   4.42%   6.00%  5.38%   5.12%   4.86% 6.55%   4.15%
   16    3.21%  4.20%   4.27%   4.60%  4.58%   4.71%   6.50%  5.95%   5.49%   5.46% 7.18%
   17    3.80%  4.52%   4.49%   4.98%  5.36%   5.38%   6.89%  6.37%   5.89%   6.27% 7.37%
   18    4.45%  4.70%   5.01%   5.14%  5.52%   5.80%   7.19%  6.84%   6.48%   6.92% 7.67%
   19    4.55%  4.94%   5.35%   5.49%  6.09%   6.68%   7.52%  7.32%   7.06%   7.42%
   20    4.91%  5.18%   5.75%   5.96%  6.43%   6.95%   7.85%  8.13%   7.87%   7.70%
   21    4.91%  5.77%   6.13%   6.46%  6.65%   7.16%   8.25%  8.58%   8.22%   8.06%
   22    5.05%  5.75%   6.84%   6.76%  7.10%   7.60%   8.47%  8.97%   8.73%
   23    5.05%  6.24%   7.44%   7.02%  7.51%   8.09%   9.35%  9.52%   9.06%
   24    5.79%  6.34%   7.75%   7.10%  8.06%   8.24%   9.81% 10.12%   9.26%
   25    5.78%  7.01%   8.28%   7.78%  8.34%   8.32%  10.35% 10.58%
   26    6.20%  7.30%   8.52%   8.37%  8.62%   8.71%  10.61% 10.79%
   27    6.80%  7.65%   8.66%   8.63%  8.82%   9.12%  11.04% 11.07%
   28    7.15%  8.00%   9.08%   8.71%  8.97%   9.36%  11.50%
   29    7.49%  9.02%   9.31%   8.86%  9.30%   9.57%  11.47%
   30    8.06%  9.15%   9.36%   8.92%  9.98%   9.77%  11.64%
   31    8.23%  9.73%   9.57%   9.06% 10.28%  10.09%
   32    9.07%  9.90%   9.60%   9.81% 10.55%  10.37%
   33    9.07% 10.08%   9.89%  10.14% 10.86%  10.42%
   34    9.61% 10.07%   9.96%  10.40% 11.11%
   35    9.89% 10.28%  10.33%  10.54% 11.24%
   36   10.38% 10.59%  10.58%  10.81% 11.36%
   37   11.44% 10.81%  10.82%  11.02%
   38   11.48% 11.15%  10.97%  11.08%
   39   11.81% 11.52%  11.10%  11.23%
   40   11.84% 11.52%  11.21%
   41   11.87% 11.52%  11.21%
   42   12.22% 11.52%  11.24%
   43   12.22% 11.52%
   44   12.31% 11.81%
   45   12.31% 11.84%

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998



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

      Net cash used in operating activities increased by $11.6 million from $15.9 million for the nine month period ended September 30, 1997 to $27.5 million for the nine month period ended September 30, 1998, principally due to increased operating expenses associated with a larger Servicing Portfolio and the change in the credit enhancement requirements of the Company's securitization facilities. Operating expenses were also impacted by the start-up costs and overlap of costs associated with the conversion from external to internal servicing.

      Net cash used in investing activities increased from $1.4 million for the nine month period ended September 30, 1997, to $1.9 million for the nine month period ended September 30, 1998. This increase is due to the purchase of computers, data systems and furniture for the Jacksonville facility.

      Net cash provided by financing activities increased by $6.1 million from $12.5 million for the nine month period ended September 30, 1997 to $18.6 million for the nine month period ended September 30, 1998. Such increase was primarily the result of the proceeds received from the March Private Placement of Senior Subordinated Notes. In addition to net operating losses of $13.1 million, the Company funded deposits to Spread Accounts totaling $23.7 million.

      The Company is currently required to maintain a minimum equity position in the Revolving Securitization of 14.0% of the net serviced receivables or 2.5 times net losses, whichever is greater. This equity currently consists of cash invested by the Company and over-collateralization in the form of Dealer Discounts related to the principal balance of Loans. As of September 30, 1998, the Company had a 14.00% equity investment in the Revolving Securitization.

      As of September 30, 1998, the Company retained approximately $16.1 million of ESRs, approximately $15.6 million of Cash Spread Accounts and approximately $14.9 million of Over-Collateralization Accounts, which combined represent the $46.6 million shown on the balance sheet as Retained Interest in Securitizations, representing 66% of the total assets of the Company. The value of these assets would be reduced in the event of a future material increase in the Loan loss or prepayment experience relative to the amounts previously estimated by the Company.

      As of September 30, 1998, the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.0 million (including $38,703 of accrued interest), principal bearing interest at an annual rate of 8%, and the principal amount owed by the Company on the Senior Subordinated Notes was $60.0 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at an annual rate of 11.875% for the first three years, and increase thereafter. See Notes 4 and 5 of the Notes to financial Statements for further discussions of the Senior Subordinated and Junior Subordinated Notes.

As discussed in Notes 4 and 8 of the Notes to Financial Statements, the Company is in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the December 1997 and March 1998 Securities Purchase Agreement pursuant to which it issued $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant requires that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the first fiscal quarter ending September 30, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of Common Stock. The Adjusted Interest Expense covenant requires generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1.

      The Company has recently executed a Term Sheet with its Noteholders and certain of its equityholders that sets forth the framework for a financial restructuring of the Company and the resolution of certain issues among the parties. The Term Sheet provides for, among other things: (1) the waiver of the past financial covenant violations; (2) the amendment of such financial covenants for the two-year period following the consummation of the restructuring; (3) granting the Company the option to pay during that two-year period fifty percent (50%) of the interest owed on the Senior Subordinated Notes through the issuance of additional debt securities that are convertible into Common Stock; (4) the issuance of Common Stock to the Noteholders as consideration for the waivers and amendments granted to the Company; (5) the granting of three additional seats on the Company's Board of Directors to the Noteholders; and (6) the execution of full and complete releases by and among the Company and the Noteholders. Moreover, the Term Sheet provides for the issuance of additional Common Stock to the Noteholders that also purchased Common Stock of the Company at the time of their investment in exchange for the execution of full and complete releases of any claims arising by virtue of those Noteholders' equity investment. The Term Sheet, however, is an expression of intent only among the parties, and none of the parties to that Term Sheet are required to consummate the transactions contemplated therein until an agreement satisfactory to all parties is negotiated and executed by the parties and all conditions precedent to closing have been satisfied or waived.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998


      One of the most significant conditions precedent to closing the transactions set forth in the Term Sheet is that the Company reach agreement with First Union, in form and substance satisfactory in all respects to each of the Noteholders and the Company in their sole discretion, to provide capital resources and financial liquidity sufficient to meet the Company's financial needs for a period of at least two years following the date of the restructuring. To that end, the Company has received term sheets from First Union that provide for, among other things, the extension of the Company's warehouse line for an additional two years (through December 21, 2000) and First Union's commitment to purchase up to $15 million of subordinated asset-backed debt securities in connection with the Company's securitizations over the next two years. The Company is also engaged in discussions with First Union regarding the extension of the Company's loan origination referral agreement with First Union for an additional year (through April 15, 2001). There is, however, no guarantee that the Company will be able to reach agreement with First Union on the specific terms of these proposed facilities and arrangements to the extent necessary to satisfy the Noteholders' conditions precedent, in which event the restructuring of the Senior Subordinated Notes described above may not be consummated and the Company may not be able to fund the purchase of additional loans on an ongoing basis through the First Union facility.

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

      Certain portfolio performance tests ("Maintenance Tests") in each of the Permanent Securitization trusts require that the Loan portfolio of each such trust have: (i) an average delinquency rate less than a specified percentage;
(ii) a cumulative default rate less than specified percentages that vary based on the aging of the relevant trust's Loan pool; and (iii) a cumulative net loss less than specified percentages that vary based on the aging of the relevant trust's Loan pool. If any Permanent Securitization Loan portfolio fails to satisfy any of these tests, the amount of cash required to be retained in the Cash Spread Account related to such securitization trust will be increased to an amount generally equal to 9.0% to 11.0% of the then outstanding balance held by the securitization trust. In fact, certain Maintenance Tests were not met during the third quarter of 1998 with respect to the Permanent Securitization trusts formed in November 1995, November 1996, July 1997, and January 1998, resulting in additional cash being required to be retained in the Spread Accounts related to such Permanent Securitization trusts. Because those Maintenance Tests were not met, the Company was required to retain an additional amount of $5.1 million related to such Permanent Securitization trusts. During the nine month period ending September 30, 1998, $4.6 million in additional Spread Account funding had been accumulated in the Cash Spread Accounts of such trusts, in lieu of being distributed to the Company.

      Moreover, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an Insurance Agreement Event of Default), the Company will be in default under those insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In July, August and September 1998, the Permanent Securitization trusts formed in November 1995, November 1996, and July 1997 experienced Insurance Agreement Events of Default. Since the occurrence of those Insurance Agreement Events of Default, FSA has captured excess cash flows totaling $1.1 from the four FSA-insured trusts. The Company is currently in discussions with FSA regarding the waiver of such Insurance Agreement Events of Default to allow the Company to resume receiving those excess cash flows and the form and amount of the consideration to be paid by the Company for such waivers. There can be no assurance, however, that the Company will be successful in such discussions. If the Company does not receive cash flows from those trusts in the near future, the Company's liquidity and financial condition could be materially adversely affected.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998

      The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or that, if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such requirements in the future, the Company's liquidity would be materially impacted in a negative manner.



      The following is a table showing the portfolio performance tests by Trust as of September 30, 1998:

                      Delinquency Test                         Default Test                              Loss Test
            ------------------------------------     -----------------------------------     ------------------------------------
            Actual     Maintenance     Insurance     Actual     Maintenance    Insurance     Actual      Maintenance    Insurance
            ------     -----------     ---------     ------     -----------    ---------     ------      -----------    ---------
95-1        12.83%        8.25%         11.00%       17.09%       14.00%         17.00%       12.72%        6.00%         8.00%
96-1        12.05         8.25          11.00        23.02        14.00          17.00        11.06         6.00          8.00
97-1        11.76         8.25          11.00        20.27        18.00          25.00         9.75         8.00         11.00
98-1         9.83         8.25          11.00        16.47        18.00          25.00         6.36         8.00         11.00

      The modified Maintenance Test levels for the 95-1 Trust decreased in July 1998 to: (i) 6.00% for the loss Maintenance Test and to 8.00% for the Insurance Agreement Event of Default test. The modified Maintenance Test levels for the 96-1 Trust decreased in July 1998 to: (i) 14.00% for the default Maintenance Test and to 17.00% for the Insurance Agreement Event of Default test; (ii) to 6.00% for the maintenance loss Maintenance Test and to 8.00% for the loss Insurance Agreement Event of Default test.

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 1998



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

      Assuming the restructuring of the Senior Subordinated Notes, the First Union financings and the agreement with FSA as previously described above are consummated, the Company believes that it will have cash liquidity sufficient to meet the Company's cash requirements and to fund its operations through the third quarter of 1999 and beyond. There can be no assurance, however, that such restructuring, financings and agreements described above will be consummated. In the event that they are not consummated, there can be no assurance the Company's cash liquidity will be sufficient through the third quarter of 1999. In that event, the Company may be required to issue additional debt or equity, which could dilute the interests of stockholders of the Company. There can be no assurance, however, that the Company will have access to the capital markets in the future for debt or equity issuances or for securitizations or that financing through borrowings or other means will be available on terms acceptable to the Company. The Company's inability to access the capital markets or obtain financing on acceptable terms could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

YEAR 2000

      The Company has installed in its Jacksonville, Florida facility the CLASS system for the underwriting, collecting and servicing of its Loan portfolio. CLASS is a finance company software platform composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization functions. The Company believes, and the developer of CLASS has represented to the Company, that the CLASS software platform is Year 2000 compliant. The Company is also in the process of installing a financial accounting software package, which the Company believes to be Year 2000 compliant. Once the CLASS system and the financial accounting software package are fully installed, the Company believes that all of its computer systems will be Year 2000 compliant. There can be no assurance, however, that software incompatibility with the Year 2000 on the part of the Company or any of its significant suppliers will not have a material adverse effect on the Company and a plan for dealing with such incompatibility has not yet been fully developed by the Company. The Company continues to develop such a contingency plan.

--------------------------------------------------------------------------------
PART II - Other Information
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

          On October 29, 1998, a class action lawsuit was filed in the United States District Court for the Southern District of Florida on behalf of the named plaintiff and others who purchased the Common Stock of the Company during the period of January 29, 1997 through April 15, 1998. The complaint charges the Company and certain of its officers and directors with violating federal securities laws. The Company was only recently served with the complaint and its response is not yet due.

          The Company is involved in various pending or threatened legal proceedings arising from the ordinary conduct of its business. These proceedings, in some instances, include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or claims for equitable relief. In management's opinion, after consultation with counsel and review of available facts, these proceedings likely will ultimately be resolved without materially affecting the Company's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)    Exhibits

Number            Description                                          Method of Filing
---------         -----------                                          ----------------
11                Computation of Earnings                              Filed with this document
                  Per Common Share

27                Financial Data Schedule                              Filed with this document

      b)    Reports on Form 8-K

            On July 1, 1998, the Company filed Amendment No. 2 to its Form 8-K, in which it responds to KPMG Peat Marwick LLP's ("KPMG") response to the Company's disclosure on Form 8-K regarding certain disagreements between KPMG and the Company. On July 23, 1998, the Company filed Amendment No. 3 to its Form 8-K, in which it attached a copy of KPMG's response to the Company's disclosure in its Amendment No. 2 to its Form 8-K. On August 17, 1998, the Company filed a Form 8-K announcing: (a) the Company's second quarter 1998 results; (b) the naming of Keith B. Stein as the permanent Chief Executive Officer of the Company and Thomas Costanza as the Chief Financial Officer of the Company; and (c) that The Nasdaq Stock Market, Inc. has advised the Company of the possibility that the Company's Common Stock will be delisted on November 17, 1998.

          Press Release, dated August 14, 1998, announcing: (a) the Company's second quarter 1998 results; (b) the naming of Keith B. Stein as the permanent Chief Executive Officer of the Company and Thomas Costanza as the Chief Financial Officer of the Company; and (c) that The Nasdaq Stock Market, Inc. has advised the Company of the possibility that the Company's common stock will be delisted on November 17, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL AUTO FINANCE COMPANY, INC.

Date:  November 13, 1998              /s/ Thomas Costanza
                                      -----------------------------------
                                      Thomas Costanza
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

11                         Computation of Earnings per Common Share

27                         Financial Data Schedule