Form 10-K405
period 1998-12-31
NATIONAL AUTO FINANCE CO INC
filed 1999-05-17
CIK 1024332

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the period from             to
                             -----------   ------------

                         Commission File Number: 0-22067

                       National Auto Finance Company, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                Delaware                                                65-0688619
--------------------------------------------------------------------------         --------------------
                    (State or Other Jurisdiction of                                  (I.R.S. Employer
                     Incorporation or Organization)                                 Identification No.)

       10302 Deerwood Park Blvd. Suite 100   Jacksonville, Florida                         32256
--------------------------------------------------------------------------         --------------------
                (Address of Principal Executive Offices)                                (Zip Code)

       Registrant's telephone number, including area code: (904) 996-2500

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value on April 26, 1999 (based on the $.19 closing price on the OTC Bulletin Board on that date) of the common equity held by non-affiliates of the registrant was $3,240,143. The number of shares of the registrant's Common Stock outstanding on April 26, 1999 was 17,280,762.

                           FORWARD-LOOKING STATEMENTS

      When used in this Annual Report on Form 10-K or future filings by the Company with the Securities and Exchange Commission (the "Commission"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated by any forward-looking statement.

      We do not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

      National Auto Finance Company, Inc. (the "Company") is a specialty consumer finance company concentrating in the business of purchasing, financing, securitizing and servicing motor vehicle retail installment sale contracts ("Loans") originated primarily by manufacturer-franchised automobile dealers ("Dealers") in the sale of new and used automobiles. Through its Loan purchases, the Company provides indirect financing to consumers with limited financial resources or past credit problems ("Non-Prime Consumers"). The Company serves as a source of financing for Dealers, allowing them to sell automobiles to customers who otherwise may not qualify under underwriting criteria required by more traditional sources such as commercial banks. The Company is implementing plans to market a wide range of portfolio services for third parties including, but not limited to, collections, customer service, asset remarketing and litigation handling.

      The Company's primary business strategy is to increase its Loan volume by:
(i) marketing its products and services to an increasing number of Dealers throughout the United States through its regional salespersons ("Dealer Relations Managers") located in strategic geographic areas ("Direct Dealer Originations"); (ii) continuing to implement its existing, and developing new, strategic referral and marketing alliances ("Strategic Alliances"); and (iii) purchasing Non-Prime Consumer Loans that meet the Company's underwriting criteria from third-party originators ("Third-Party Originators"), such as consumer finance companies and other financial institutions (the "Portfolio Acquisition Program").

THE NON-PRIME CONSUMER AUTOMOBILE FINANCE INDUSTRY

      Automobile financing is the second largest sector, by dollar amount, of consumer installment debt in the United States. According to the United States Federal Reserve Board, as of December 31, 1998 and 1997, approximately $4.5 and $4.2 billion of automobile finance credit was outstanding. The Company estimates approximately 15-20% of such amounts are attributable to Non-Prime Consumers. The market for Non-Prime Consumer credit is highly fragmented.

DEALER RELATIONSHIPS

      As of December 31, 1998, the Company had contractual relationships with over 775 Dealers located in 35 states. The Company focuses on developing relationships with well-established Dealers. The vast majority of our contractual relationships are with manufacturer-franchised Dealers, rather than independent Dealers.

      Each Dealer doing business with the Company enters into a written agreement with the Company that governs purchases of Loans from the Dealer (a "Dealer Agreement"). Although these agreements do not obligate a Dealer to sell or us to purchase any particular Loan, the Dealer Agreement sets forth the terms upon which approved Loans will be purchased by the Company. Additionally, these agreements contain representations and warranties given by the Dealer to be made with respect to each Loan purchased by the Company, each automobile that serves as collateral for the Loan (e.g., that it is properly registered and designates the Company as first lienholder), and each Loan's compliance with certain laws and regulations. Dealer Agreements generally provide that the Loans are sold to the Company "without recourse" (i.e., the Dealer does not assume or retain the credit risk with respect to any Loan purchased by the Company), unless the Dealer has materially breached certain representations and warranties in the Dealer Agreement. The Company carefully monitors its Dealer network and will terminate its agreement with any particular Dealer if the Company discovers material misrepresentations with respect to any Loan, unusual repossession experience or other factors that might indicate fraudulent conduct.

      Historically, Dealers prefer financing sources that: (i) provide value-added products and services designed to increase sales; (ii) maintain regular contact with Dealer finance departments; (iii) communicate credit decisions in a timely manner; (iv) have consistent underwriting standards; (v) fund Loan purchases quickly; and (vi) offer a competitive price to purchase the Loan. The Company seeks to meet these needs while taking efforts to ensure that the delinquency and loss experience of the loans it finances remain at acceptable levels.

PRODUCTS AND SERVICES

      In an effort to create and maintain a strong Dealer network, the Company provides an array of products and services. The Company's products offered to dealers generally consist of Loan programs. For example, the Company currently purchases Loans on automobiles that are up to five model years old with fewer than 75,000 odometer miles and, depending on the model year, purchases Loans having maximum terms of 60 months, with a shorter Loan term for older model-year automobiles. The perceived credit risk of the borrower will affect the annual percentage rate charged for a particular Loan and will also affect the discount from the face amount of a Loan at which the Company is willing to purchase the Loan from the Dealer (the "Dealer Discount").

      The Company seeks to provide value-added services to Dealers to enhance their financing of Non-Prime Consumer Loans by: (i) reviewing Dealer inventories to determine adequate inventory levels based on trends the Company observes in Non-Prime Consumer automobile purchasing; (ii) training Dealer sales people to identify Non-Prime Consumers who meet the Company's underwriting criteria; and
(iii) working with Dealers to establish separate finance desks that specifically service Non-Prime Consumers. The Company also has developed specific services for Dealers that are designed to attract customers by offering flexible financing. For example, Credit Clinic(TM) is a service pursuant to which the Dealer advertises a sale for the "credit challenged" and the Company provides an on-site credit counselor who advises the Non-Prime Consumer on choosing a vehicle with a monthly payment he or she can manage. The Company believes that this service enhances a Dealer's sales of automobiles because it encourages Non-Prime Consumers, who might otherwise be apprehensive about their personal credit histories, to seek financing for their vehicle purchases.

      The Company regularly reviews its products and services in order to respond to changing market conditions in the Non-Prime Consumer market.


MARKETING AND LOAN ACQUISITION STRATEGY

    General

      The Company's strategy to grow profitable volume includes (i) marketing the Company's products and services to an increasing number of Dealers throughout specific geographic regions in the United States through its Dealer Relations Managers; (ii) maximizing its existing, and developing new, Strategic Alliances; and (iii) purchasing from Third-Party Originators selected Non-Prime Consumer Loans which meet the Company's underwriting criteria.

    Direct Dealer Marketing

      Experienced management and field sales employees, who are located in key geographic regions, lead the Company's direct marketing strategy. Direct marketing to Dealers is conducted by Dealer Relations Managers who seek to train and educate Dealers about the credit profile of the Non-Prime Consumer who meets the Company's underwriting criteria, familiarize Dealers with the Company's existing products and services, solicit feedback from Dealers regarding new products and services that would enhance a Dealer's ability to sell automobiles to Non-Prime Consumers, and generally provide Dealers with ongoing service and support. The Company's marketing department also designs sales incentives to motivate Dealers to submit applications to the Company. The marketing department works closely with the Dealer Relations Managers to design appealing incentives for the Company's Dealers. The Company believes that the intensive on-site Dealer service provided by Dealer Relations Managers and the Company's marketing programs enhance the effectiveness of the products and services offered by the Company, strengthen existing Dealer relationships and foster new business. The Company derived approximately 31.3% of its Loan volume for the year ended December 31, 1998 from Direct Dealer originations, which excludes Strategic Alliance originations.

    Strategic Alliance Marketing

      The Company has used Strategic Alliances to increase the number of Loans it purchases by (i) using the sales force of the financial institutions and Dealer groups with which the Company establishes such alliances to market the Company's Non-Prime Consumer products and services and (ii) obtaining the right to review and purchase Non-Prime Consumer Loans that do not meet a financial institution's or Dealer group's underwriting criteria. Through these alliances, the Company offers these financial institutions and Dealer groups the opportunity to expand their product offerings and to earn fees based on the number of Loans that are purchased by the Company as a result of the alliance.

      Senior management of the Company conducts direct marketing to financial institutions and Dealer groups. Senior management seeks to identify prospective financial institutions or Dealer groups suitable for Strategic Alliances and negotiate the terms of such alliances. The Company's Dealer Relations Managers provide operating services and support, including training and education with respect to both the Non-Prime Consumer market and the Company's products and services. Upon consummation of a Strategic Alliance, the Company expects that the financial institution's or Dealer group's sales personnel also will support or supplement the Company's direct marketing efforts.

      In April 1996, the Company entered into the First Union Strategic Alliance with First Union National Bank of North Carolina ("First Union"), the Company's first Strategic Alliance. The First Union Strategic Alliance provided for (i) joint marketing of the Company's products and services by both the Company's sales force and the sales personnel of the automobile finance division of First Union ("First Union Auto Finance") to the approximately 3,400 Dealers throughout twelve states and the District of Columbia with which First Union Auto Finance had an existing relationship, and (ii) exclusive referral by First Union Auto Finance to the Company of all applications for Loans received from Dealers that fell below certain established credit guidelines. In consideration for these services, First Union received a fee on each Loan purchased by the Company as a result of the First Union Strategic Alliance. Pursuant to the referral agreement, funded Loan referrals were without recourse to First Union. The First Union Strategic Alliance has significantly enhanced the Company's ability to further its market penetration and increase the size of its Dealer base. For the year ended December 31, 1998, approximately 44.4% of the Loans the Company purchased were attributable to the First Union Strategic Alliance. Another 1.3% of the Loans the Company purchased was attributable to a separate alliance relationship.

      In March of 1999, First Union announced publicly that it was exiting the indirect auto finance business due to realigned business strategies. As a result, the Company's referral agreement with First Union has been terminated. The Company will, nonetheless, continue the relationships it has established with, and continue to actively service the First Union-related Dealers. The Company will not, however, be obligated to pay to First Union referral fees related to future business obtained through those Dealers. The Company's loan volume may be materially adversely affected by the termination of the First Union Strategic Alliance. The Company will continue its relationship with First Union through certain credit facilities as described more fully in Note 13 of the Notes to Financial Statements - Comprehensive Financial Restructuring.

      The Company is pursuing other Strategic Alliances that economically support its plans for growth in new Loan originations.

Portfolio Acquisition Program

      To enhance the Company's growth and as a natural extension of its lines of business, the Company purchases from time to time Non-Prime Consumer Loans meeting the Company's portfolio acquisition underwriting guidelines from Third-Party Originators. Purchasing selected Loans from Third-Party Originators enables the Company to acquire Loans at a lower cost than comparable quality Dealer-originated Loans due to decreased origination expense. In many cases, the Company has the opportunity to acquire Loans that have six-month or longer payment histories, reducing the Company's exposure to early Loan defaults. In addition, the Company is able to capitalize on relationships with Dealers that have been established by other finance companies. For the year ended December 31, 1998, the Company purchased Loans with an aggregate principal amount of $21.4 million or approximately 22.9% of its Loan volume from Third-Party Originators. Although the purchase of Loans from Third-Party Originators is a significant component of the Company's overall business strategy, the Company expects to continue to focus on Direct Dealer Originations and Strategic Alliances, and will use the Portfolio Acquisition Program opportunistically.


    Client Services

The Company has established an experienced portfolio servicing management team and invested resources in an advanced servicing system software and hardware system for use in servicing its Servicing Portfolio. Having refined its processes over the past year, the Company is implementing plans to market a wide range of portfolio services for third parties including, but not limited to, collections, customer service, asset remarketing and litigation handling. The Company's marketing team plans to target financial institutions seeking a stronger, cost-effective servicing solution for improved portfolio performance.

THE LOAN PURCHASE PROCESS FROM DEALERS

      The Company purchases Loans directly from Dealers and presently does not make Loans directly to purchasers of automobiles. To be eligible for purchase by the Company, a Loan must have been originated by a Dealer that entered into a Dealer Agreement. When a retail automobile buyer elects to obtain financing from a Dealer, the Dealer takes an application for submission to its financing sources. Typically, a Dealer will submit the buyer's credit application to more than one financing source for review. The Company believes that a Dealer's decision to finance the automobile purchase with the Company, rather than with other financing sources, is based upon the Company's relationship with the Dealer, the Dealer's analysis of the discounted purchase price offered by the Company for the Loan, any incentives offered to the Dealer, the timeliness, consistency and predictability of the Company's response, and the Company's ability to fund Loan purchases typically within 24 hours of receipt of all required documentation.

      Upon receipt of a credit application from a Dealer, the Company orders a credit report on the borrower from one or more of the three major national credit bureaus, "scores" the borrower's credit status using a scoring model and verifies the borrower's employment, residence and automobile insurance history. If a Company loan officer determines that the credit application meets the Company's underwriting criteria subject to further information or with modifications to the originally proposed Loan term, the Company may request and review further information and supporting documentation before it decides to purchase a Loan. When presented with a credit application, the Company typically notifies the Dealer within 75 minutes whether or not it intends to purchase the Loan. The discounted price the Company will offer to pay the Dealer for a particular Loan generally varies based on the perceived credit-risk of the potential borrower as determined through the credit underwriting process.

      Typically, once an application is approved or, if approved conditionally, upon fulfillment and receipt of required stipulations, including financing documents, the Dealer assigns the Loan to the Company, the Company purchases the Loan and then records its lien on the vehicle. The Company then commences servicing the Loan.

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

"C" A Non-Prime Consumer who may have an inconsistent employment record or more significant or unresolved problems with credit in the past such as a personal bankruptcy. To finance a late-model or older used automobile purchase, this borrower will generally not qualify for a loan from a captive finance subsidiary or a bank and must use an independent finance company.

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

    Credit Evaluation Procedures

      The Company applies uniform underwriting standards in purchasing Loans. These standards have been developed and refined over the course of management's years of experience in the non-prime automobile finance industry. The two most important criteria the Company uses in evaluating a Loan are the applicant's creditworthiness and the automobile's collateral value. Dealers submit all customer credit applications to the Company's headquarters in Jacksonville, Florida, for consideration. The Company utilizes a credit scoring system to assist it in assessing a customer's creditworthiness. Among the factors taken into account in this scoring system are an applicant's credit bureau score (assigned by one of the major credit reporting bureaus to all persons with credit histories), job and residential stability, the automobile payment as a percentage of income, the year, make and model of automobile, a positive payment history on other loans, an acceptable level of derogatory credit and the amount of a customer's downpayment, which must be at least 10% of the purchase price of the automobile. The Company's senior underwriting management regularly reviews credit decisions made by the Company's Loan buyers to ensure uniformity in underwriting standards.

      In addition to the applicant's credit score, the Company considers relevant information about the automobile to be purchased. The Company does not finance automobiles that are more than five model years old or that have in excess of 75,000 odometer miles. The maximum term of any Loan purchased by the Company is 60 months; a shorter maximum term may be applied based on the year and mileage of the automobile. These criteria are subject to change from time to time as circumstances warrant. Each Loan must be secured by a first priority lien on the automobile. In addition, each Loan requires the borrower to maintain physical damage insurance covering the financed automobile. The Company may, nonetheless, suffer a loss upon theft of or physical damage to any financed automobile if the borrower fails to maintain insurance as required by the Loan and is unable to pay for repairs to or replacement of the automobile or is otherwise unable to fulfill his obligations under the Loan. The Company continues to enhance its underwriting criteria in order to evaluate effectively the creditworthiness of Non-Prime Consumers and the adequacy of the financed automobile as security for a Loan. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Loan Loss and Delinquency Experience" for a numerical analysis of the Company's Loan loss and delinquency experience.

Approval and Funding Statistics

      During the year ended December 31, 1998, the Company reviewed 64,319 applications, of which 27% were approved or conditionally approved and 8% were funded. Conditionally approved applications are applications by Non-Prime Consumers whose underlying credit is generally acceptable to the Company but with respect to which the Company requires a modification of terms (typically monthly payment levels) prior to final credit approval.

    Portfolio Acquisition Underwriting

      The Company's Portfolio Acquisition Program seeks to establish on-going relationships with Third-Party Originators from which the Company may purchase select portions of their Loan portfolio. The Company considers the most important factor in establishing such a relationship to be the Third-Party Originator's underwriting criteria. The Company focuses on purchasing Loans from a Third-Party Originator whose credit scoring and other underwriting guidelines would produce borrowers whose credit characteristics match those of the Company's Dealer-originated borrowers as closely as possible.

      Management values each prospective Loan portfolio based on a pricing model, which estimates the value of the loans in the portfolio given certain assumptions (i.e., the discount to the face value of the Loan). The Company normally acquires portfolios at a discount, although in some instances, because of the high quality of the portfolio, it has paid face value for a portfolio. Management does not generally pay the Third-Party Originator a premium for a portfolio, although after costs such as brokerage fees, the Company's total acquisition cost may slightly exceed the face value of the purchased Loans. The Company's expenses necessary to generate Portfolio Acquisition Program Loans, however, have been generally lower than those incurred to generate Loans through Direct Dealer Originations or Strategic Alliances.

      The Company currently is pursuing Portfolio Acquisition on a limited basis. The volume of such acquisitions is expected to range from 10-20% of overall anticipated Loan origination volume.

    Contract Servicing and Administration; Collection Policy

      Prior to July 1997, the Company contracted with an outside servicer to perform all of the servicing functions relating to its Servicing Portfolio, including collection, customer service and management information systems ("MIS") functions. In July 1997, the Company began a staged transition of the daily management of its Servicing Portfolio from the outside servicer to its in-house servicing and collection department.

    On June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to an internal system, the Consumer Loan Asset Backed Security System ("CLASS") developed by BNI, Inc. ("BNI"). As a result, the Company is now performing all collection functions with respect to its Servicing Portfolio. The CLASS system is composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization functions. The installation of the CLASS system is substantially complete, however, certain key enhancements have not been implemented and several of the modules are still not completed or fully functioning. The continuing delays in completing the implementation of these modules and enhancements has had and may continue to have a negative impact on the performance of the Loans for which the Company performs servicing and collections (the "Servicing Portfolio"). See Note 12 of Notes to Financial Statements - Related Party Transactions, for a discussion of relationships with National Financial Companies LLC.

Although there can be no assurances, management believes the potential benefits from maintaining in-house servicing and collection capabilities include: (i) improved portfolio performance through self-management of all aspects of its operations, and (ii) enhanced access to portfolio data, resulting in improved management reporting and risk analysis.

    Management Information Systems

As referred to above, the Company has installed CLASS. CLASS is consumer finance software and hardware composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization. The Company's computer systems provide the Company with the ability to track all Loan details and identify trends among customers. This information provides risk management analysis capabilities, thereby refining the credit underwriting process and mitigating Loans purchased from unacceptably higher risk customers. The CLASS software platform is year 2000 compliant.

SERVICING PORTFOLIO PROFILE

    Loan Statistical Profile

      The table below sets forth an analysis of Loans purchased by the Company from inception through the dates specified. The Company has increased the number of Loans in its portfolio since its inception while maintaining a consistent profile of key Loan parameters.

                                                       As of
                   --------------------------------------------------------------------
                     Dec. 31  Mar. 31  June 30,  Sep. 30,  Dec. 31,  Mar. 31,  Jun.30,
                       1995     1996     1996      1996      1996      1997     1997
                       ----     ----     ----      ----      ----      ----     ----

Cumulative
  number of
  Loans
  purchased.......     3,886    5,071    6,557     8,423    10,675    13,553   17,382
Cumulative
  average
  Loan
  amount
  funded (in
  thousands)......   $12,121  $12,023  $11,942   $11,913   $11,999   $12,026  $11,826
Weighted
  average
  initial
  annual
  percentage
  rate............  18.31%      18.41%   18.50%    18.63%    18.67%    18.80%   18.97%
Weighted
  average
  initial
  term
  (months)........   52.5        52.0     53.6      53.7      51.7      53.6     53.3
Cumulative
  average
  initial
  yield...........  21.45%      21.50%   21.68%    21.75%    21.80%    21.51%   21.25%


                                                   As of
                   ----------------------------------------------------------
                    Sep. 30,   Dec. 31,   Mar 31,  June 30,  Sep 30,   Dec 31
                      1997       1997      1998      1998      1998     1998
                      ----       ----      ----      ----      ----     ----

Cumulative
  number of
  Loans
  purchased.......   21,589     26,078    30,165    32,741    33,054   33,466
Cumulative
  average
  Loan
  amount
  funded (in
  thousands)......  $11,842    $11,925   $11,882   $11,974   $11,986  $11,996
Weighted
  average
  initial
  annual
  percentage
  rate............    19.04%     19.01%    19.05%    19.01%    19.09%   19.09%
Weighted
  average
  initial
  term
  (months)........     53.3       53.4      53.4      54.1      54.7     54.8
Cumulative
  average
  initial
  yield...........    21.06%     20.87%    20.77%    20.77%    20.79%   20.81%

      The weighted average initial annual percentage rate has increased over the periods shown relative to changes in the product mix offered by the Company and the states where these products are offered. Different states allow for varying percentage rates. The cumulative average initial yield has decreased over the periods shown relative to changes in the product mix offered by the Company. Certain of the Company's products have historically carried varying degrees of dealer discount which has impacted the yield as shown.

New vs. Used Automobile Loans

      The Company prefers to finance used automobiles because of the significant depreciation on new automobiles relative to used automobiles, which has a disproportionately negative impact on recoveries if a new automobile is repossessed, and because the Company is permitted to charge higher interest rates under certain state laws on used automobile Loans. The following table illustrates the composition of the new and used automobile collateral represented in the Servicing Portfolio:

                                            (as of December 31, 1998)
                                ------------------------------------------------
                                                                     Percentage
                                             Percentage              of Total
                                              of Total     Number     Number
                                 Principal    Principal      of         of
                                  Balance      Balance      Loans      Loans
                                  -------      -------      -----      -----
                              (in thousands)

           New...............    $  49,498       23.37%      4,017     18.42%
           Used..............      162,314       76.63%     17,778     81.58%
                                 ---------     -------      ------   -------
               Total.........    $ 211,812      100.00%     21,795    100.00%
                                 =========     =======      ======   =======

Geographic Distribution of Loans

      As of December 31, 1998, the Company purchased Loans originated from Dealers in 44 states and the aggregate Loan balance of the six states having the largest concentrations of business of the Company totaled 76% of the Servicing Portfolio compared to 71% of the Servicing Portfolio as of December 31, 1997. In 1999, the Company intends to focus primarily on increasing its volume of business in the states in which it currently operates.

      The list below indicates the geographic distribution of Loans outstanding as of December 31, 1998 based upon the location of the Dealer originating the
Loan:

                                                         Principal      Percentage of        Number of
                                                          Balance    Principal Balance      Active Loans
                                                          -------    -----------------      ------------

          Georgia...................................     $ 48,487           22.89%              5,030
          North Carolina............................       40,486           19.11               3,925
          California................................       20,985            9.91               2,161
          Texas.....................................       17,726            8.37               1,572
          South Carolina............................       16,555            7.82               1,706
          Florida...................................       16,054            7.58               2,000
          Virginia..................................        9,677            4.57               1,019
          Tennessee.................................        7,663            3.62                 701
          Maryland..................................        5,559            2.62                 522
          Illinois..................................        4,563            2.15                 414
          All other states (1)......................       23,931           14.44               2,745
                                                         --------          ------             -------
               Total................................     $211,686          100.00%             21,795
                                                         ========          ======             =======

-------------------
(1) No state other than those listed represents more than 2% of the Servicing Portfolio.


SECURITIZATION PROGRAM

      The Company currently funds its purchases of Loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its Loans through daily sales (the "Revolving Securitization") to a bankruptcy-remote master trust (the "Master Trust") financed by a revolving credit facility with First Union ("Master Securitization Credit Facility"), followed by (ii) the transfer of such warehoused Loans from time to time by the Master Trust to a discrete trust ("Permanent Securitizations"), thereby creating renewed availability of capital from the Master Trust.

      Specifically, using the Revolving Securitization, the Company sells Loans on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses, which provides additional credit enhancement for the holders of the Class B Certificates, and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates in connection with its role as lender under the Master Securitization Credit Facility. See Note 12 of Notes to Financial Statements, Related Party Transactions, for a discussion of relationships with First Union, and Note 13 of Notes to Financial Statements for a discussion of Subsequent Events. Collectively, the restricted cash account and the Class C Certificate portion of Loan principal that collateralize the Master Trust are components of the Company's cash spread accounts ("Cash Spread Accounts"), over-collateralization accounts ("Over-Collateralization Accounts") and excess spread receivables ("Excess Spread Receivables" or "ESRs") reflected cumulatively on the balance sheet as Retained Interest in Securitizations.

      Since the Company's inception through March 31, 1999, the Master Trust has transferred an aggregate of $277.4 million of its receivables through Permanent Securitizations effected pursuant to one private placement and three public offerings of asset-backed securities. Payment of principal and interest on $252.4 million of the securities issued in such transactions is insured by payment guarantees issued by Financial Security Assurance Inc. ("FSA"), and such securities are rated AAA and Aaa by Standard and Poor's Rating Group ("S&P") and Moody's Investors Service ("Moody's"), respectively. The proceeds of each Permanent Securitization transaction were applied by the Master Trust to repay the outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in Loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of Loans from the Company. The Company's securitization program requires additional Permanent Securitizations (or other forms of refinancing) to be consummated in the future in order to periodically refinance amounts outstanding under such Class B Certificates.

      The Company has acted as master servicer for the Loans sold to each of the trusts (the "Securitization Trusts") formed as a result of the Permanent Securitization transitions mentioned above. As master servicer the Company is eligible to receive monthly fees at base rates of 2.0% per annum from the Permanent Securitization Trusts and 4.0% per annum from the Master Trust, plus certain late fees and prepayment charges received on the Loans sold to the Permanent Securitization Trusts (the "Securitized Loans"). All collection functions with respect to the Loans included in the Master Trust and the Permanent Securitization trusts are performed by the Company. Historically, the Company's Permanent Securitizations have been credit enhanced by Financial Security Assurance Inc. ("FSA"), the financial guaranty insurer. The insurance agreements generally provide that the Company is not entitled to receive excess cash flows unless the performance of the Loans in the pool meets certain requirements.

      The Company relies in large part on cash flows from the Master Trust to support its operations. Since the Master Trust's interest rates under the Revolving Securitization are floating and the interest rates charged on the Loans (which are generally at or near the maximum rates permitted by applicable state laws) are fixed, increases in the interest rates incurred with respect to the Class B Certificates could have a material adverse effect both on cash flows from the Master Trust and on the Company's profitability, thereby adversely affecting the Company's financial condition and results of operations. In order to mitigate the negative impact of rising interest rates, the Master Trust has entered into interest rate swap agreements covering at least 60% of the outstanding principal, which have the effect of fixing the rates charged on a portion of the Master Trust's indebtedness. Although these agreements provide the Master Trust (and therefore the Company) some protection against rising interest rates, these agreements also reduce the benefits to the Master Trust (and therefore to the Company) when interest rates decline below the rates set forth in such agreements. In addition, upon refinancing of Loans through Permanent Securitizations, the interest spread with respect to such refinanced Loans may be fixed.

                         FLOW CHART OF TWO-STEP SECURITIZATION PROGRAM

      The diagram below (which omits certain intermediate steps) generally illustrates the Company's securitization of a Loan:



                                  [FLOW CHART]

COMPETITION

      The Non-Prime Consumer credit market is highly fragmented, consisting of a few national and many regional and local competitors. Existing and potential competitors include well-established financial institutions, such as consumer finance companies, commercial banks, insurance companies, credit unions, savings and loan associations, small loan companies, leasing companies and captive finance companies owned by automobile manufacturers and others. Many of these financial institutions do not consistently solicit business in the Non-Prime Consumer credit market. The Company believes that captive finance companies generally focus on new car financing and direct their marketing efforts to the Non-Prime Consumer market only when inventory control and/or production scheduling requirements of their parent organization dictate a need to enhance sales volumes, and then exit the market once such sales volumes are satisfied. Recently, however, two major captive finance companies have established Non-Prime Consumer finance companies. The Company also believes that regulatory oversight and capital requirements imposed by governmental agencies have limited the activities of many banks and savings and loan associations in the Non-Prime Consumer credit market. As a result, the Non-Prime Consumer credit market is primarily serviced by smaller finance companies that solicit business when and as their capital resources permit. Due to the lack of major, consistent financing sources and the absence of significant barriers to entry, many companies have entered this market in recent years, including well-capitalized public companies.

      The Company believes that no one competitor or group of competitors has a dominant presence in the Non-Prime Consumer market segment of "B-," "C+" and "C" credit consumers. The Company's strategy is designed to capitalize on the lack of a major national financing source in this market niche.

REGULATION

      The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. As of December 31, 1998, the Company had contractual relationships with Dealers located in 35 states and, accordingly, the laws and regulations of such states govern the Company's operations. Most states in which the Company purchases Loans (i) limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the Loans that the Company purchases and (ii) define the Company's right to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its business operations in 19 of the 35 states in which the Company has contractual relationships with Dealers and Third-Party Originators. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

      Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in automobile financing. Such federal laws and regulations include the Truth-in-Lending Act and Regulation Z, promulgated thereunder by the Federal Reserve Board, the Equal Credit Opportunity Act and Regulation B, also promulgated thereunder by the Federal Reserve Board, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act and similar state collection acts, the Magnuson-Moss Warranty Act, and the Soldiers' and Sailors' Civil Relief Act.

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

      Certain states in which the Company operates have adopted automobile retail installment sale acts or variations thereof. Certain states have adopted the Uniform Consumer Credit Code, subject to certain variations. This law and similar laws in the other states in which the Company purchases Loans regulate, among other things, the interest rate, fees and other charges and terms and conditions of such Loans. These laws also impose restrictions on consumer transactions and require disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with such laws and regulations. In addition, certain states impose plain-language restrictions and disclosure requirements on the textual provisions of automobile retail installment sales contracts and related documents in the context of consumer credit transactions. Furthermore, certain states or municipalities require that a creditor provide a purchaser of an automobile with a foreign-language translation of the entire motor vehicle retail installment sale contract if the contract was negotiated in a language other than English. The plain-language and foreign-language laws impose specific liabilities on creditors who fail to comply with such requirements.

      The laws of certain states grant to the purchasers of automobiles certain rights of rescission under so-called "lemon laws". Under such statutes, purchasers of automobiles seek recoveries from, or assert defenses against, the Company if such laws have been violated.

      In the event of default by an obligor, the Company possesses all the remedies of a secured party under the respective state variation of the Uniform Commercial Code ("UCC"), except where specifically limited by other state laws. The remedies of a secured party under the UCC include the right to repossession by self-help means, unless such means would constitute a breach of the peace. In the event of default by the obligor, some jurisdictions require that the obligor be notified and be given time in which to cure the default prior to repossession. In addition, courts have applied general equitable principles to secured parties pursuing repossession or litigation involving deficiency balances.

      The UCC and other state laws require a secured party who has repossessed collateral to provide an obligor with reasonable notice of the date, time and place of any public sale and/or the date after which any private sale of the collateral may be held. The obligor has the right to redeem the collateral prior to actual sale.

      The proceeds from the resale of financed automobiles generally will be applied first to the expenses of repossession and resale and then to the satisfaction of the Loan. A deficiency judgment can be sought in most states subject to satisfaction of statutory procedural requirements by the secured party and certain limitations as to the initial sale price of the automobile. Certain state laws require the secured party to remit the surplus to any holder of a subordinate lien with respect to the automobiles or, if no such lienholder exists, the UCC requires the secured party to remit the surplus to the former owner of the financed automobile.

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

EMPLOYEES

      At December 31, 1998, the Company had 159 full and part-time employees in the following areas: executive/administration (11), sales (18), finance (11), originations (23), MIS (5) and servicing (91), none of whom was represented by a union.

ITEM 2.  PROPERTIES.

      The Company's principal executive offices, where all Loan origination, servicing and collection functions are conducted and managed, are located at 10302 Deerwood Park Boulevard, Suite 100, Jacksonville, Florida 32256. The Company currently leases approximately 44,000 square feet of office space at that location. During 1998, the Company completed the relocation of its corporate and administrative and Loan origination functions from its former Boca Raton, Florida location to the current site. The Company believes its properties are adequate for its currently anticipated future growth.

ITEM 3.  LEGAL PROCEEDINGS.

      On October 22, 1998, Pearl Peckerman, I.R.A., on behalf of herself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors of the Company. Platintiffs' allegations of liability are based on various theories of recovery, including alleged violations of Sections 11, 12(2), 15 and 20(a) of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.

Plaintiffs are seeking compensatory damages, as the court deems appropriate. See Form 8-K filed with the Securities and Exchange Commission on November 16, 1998.

      On December 4, 1998, Harvey Rooks, Rachel Rooks and Joyce Bornstein, on behalf of themselves and all others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors of the Company. Plaintiffs' allegations of liability are based on various theories of recovery, including alleged violations of Sections 11, 12(2), 15 and 20(a) of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. Plaintiffs are seeking compensatory damages, as the court deems appropriate.

      Both the Peckerman and Rooks complaints focus on allegations surrounding the Company's 1997 restated financial statements, the interpretation of FASB No. 125 and the relationship between the Company and its prior outside service provider, Omni Financial Services of America, Inc.

      On February 5, 1999, the United States District Court for the Southern District of Florida ordered that these actions be consolidated. It is anticipated that the Plaintiffs will file a consolidated class action complaint styled In re National Auto Finance Company, Inc. Securities Litigation. Since the consolidated class action complaint has not yet been filed, the Company is presently unable to assess the merits of the claims or determine whether the Company or plaintiffs will attempt to add additional parties or claims. Litigation is subject to many uncertainties, and it is possible that the above action could be decided unfavorably. In addition, the Company may enter into discussions in an attempt to settle the pending litigation if it is in the best interests of the Company's stockholders to do so. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome or settlement of the pending litigation.

      The Company has directors' and officers' liability insurance policies that apply to this litigation with a liability limit of $5 million; two excess policies with liability limits of $2 million and $3 million, respectively. Each insurer has raised certain coverage defenses or denied coverage. The Company has engaged, and will continue to pursue appropriate strategies to protect and preserve its claims of full coverage under all such policies.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Market Information.

      In connection with the initial public offering (the "Initial Public Offering") of the Company's Common Stock, par value $.01 per share (the "Common Stock"), in January 1997, the Common Stock was accepted for quotation in the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ-NMS"), under the symbol "NAFI."

      On August 12, 1998, NASDAQ advised the Company that unless the closing bid price of the Company's Common Stock allowed for the maintenance of a greater than $5 million public float, for at least 10 consecutive trading days during the period ending on November 13, 1998, the Company's Common Stock would be delisted on November 17, 1998. Further, on September 2, 1998, NASDAQ advised the Company that if the Company's Common Stock did not trade at a minimum bid price of $1.00 for a minimum of ten consecutive trading days, by December 1, 1998, the Company's Common Stock would be delisted on December 3, 1998. Such delisting was delayed until January 21, 1999, when the Company appeared before the NASDAQ Listing Qualifications Panel ("Panel") to permit the Company the opportunity to provide details of its business plan and restructuring, in furtherance of a request for additional time to enable the Company to reestablish compliance with the NASDAQ listing requirements. The Company was notified on March 9, 1999 of the Panel's determination to delist the Company's Common Stock securities from NASDAQ effective as of the close of business on March 9, 1999. The delisted Common Stock shares were immediately eligible for trading on the OTC Bulletin Board and so trade today.

      Set forth below is the range of high and low bid quotations reported in NASDAQ-NMS for the period from January 30, 1997 (the date on which trading commenced) through and including December 31, 1998:

                            Common Stock Market Prices
                -------------------------------------------------
1998              1st Q        2nd Q        3rd Q         4th Q
                  -----        -----        -----         -----
      High      $ 4.25       $ 3.38       $ 1.13       $  0.31
      Low         2.00         0.75         0.25          0.06


1997              1st Q*       2nd Q        3rd Q         4th Q
                  -----        -----        -----         -----
      High      $ 9.88       $ 7.63       $ 7.50       $  7.50
      Low       $ 7.00       $ 5.50       $ 6.13       $  2.38

      *January 30 - March 31, 1997

      (b) Holders.

      As of April 15, 1999, there were approximately 33 registered holders of the Common Stock.

      (c) Dividends.

      The Company has never paid cash dividends on its Common Stock and currently has no intention of paying cash dividends on the Common Stock. Pursuant to the Securities Purchase Agreement dated December 22, 1997, by and among the Company, The 1818 Mezzanine Fund, L.P, P.C. Investment Company, Progressive Investment Company, Inc. and Manufacturers Life Insurance Company (U.S.A.), as amended (the "December 1997 Securities Purchase Agreement"), and the Securities Purchase Agreement dated March 22, 1998, by and between the Company and The Structured Finance High Yield Fund L.L.C. (the "March 1998 Securities Purchase Agreement" and collectively, with the December 1997 Securities Purchase Agreement, the "Securities Purchase Agreements"), the Company's ability to pay dividends in excess of $250,000 to holders of the Company's Common Stock in any twelve-month period is restricted.

      (d) Recent sales of unregistered securities.

      On April 7, 1999, pursuant to the Company's Restructuring (see Note 13 of the Notes to Financial Statements - Subsequent Events), 7,071,429 shares of Common Stock were issued to the Senior Subordinated Noteholders as consideration for waivers and amendments granted to the Company, and 1,178,571 additional shares of Common Stock were issued to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment, in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment. ITEM 6. SELECTED FINANCIAL DATA.

The income statement data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and the balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994 are derived from, and are qualified by reference to, the audited financial statements of the Company (and from inception through January 29, 1997, it's predecessor). The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Financial Statements and notes thereto included elsewhere in this Form 10-K.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

                                                                      Year Ended December 31,
                                                1998             1997           1996            1995           1994
                                             ---------         ---------      --------        ---------       ------
                                                          (dollars in thousands, except per share data)

INCOME STATEMENT DATA:
Securitization related income (loss)         $ (13,531)        $     323      $ 13,564        $   7,367 (1)   $     -
Servicing income                                 6,424             3,437           866              219             -
Interest income                                  2,399               817           258               11            32
Other income                                       377               214           103              214 (3)        95
                                             ---------         ---------      --------        ---------       ------
Total revenue                                   (4,331)            4,145        14,791            7,811           127
                                             ---------         ---------      --------        ---------       ------
Servicing expenses                               6,262             5,944         1,291              371             6
Interest expense                                 8,417             1,638         1,204              498            78
Salaries and employee benefits                   7,705             6,346         3,634            1,666           223
Direct loan acquisition expenses                 1,520             3,591         1,924 (2)          562 (2)        22
Depreciation and amortization                      802               743           492              183             7  (3)
Other operating expenses                         4,544             3,602         1,755 (2)        1,250 (2)       266
                                             ---------         ---------      --------        ---------       ------
Total expenses                                  29,250            21,864        10,300            4,530           602
                                             ---------         ---------      --------        ---------       ------
Income (loss) before income taxes and
  extraordinary item                           (33,581)          (17,719)        4,491            3,281          (475)
Income taxes                                         -                 -             -                -             -
                                             ---------         ---------      --------        ---------       ------
Income (loss) before extraordinary item        (33,581)          (17,719)        4,491            3,281          (475)
Extraordinary loss (4)                               -              (720)            -                -             -
                                             ---------         ---------      --------        ---------       ------
Net income before preferred stock dividends    (33,581)          (18,439)        4,491            3,281          (475)

Preferred stock dividends                         (160)             (148)            -                -             -
                                             ---------         ---------      --------        ---------       ------
Net income (loss) available for common
    stockholders                             $ (33,741)        $ (18,587)     $  4,491        $   3,281       $  (475)
                                             =========         =========      ========        =========       ======
PER SHARE DATA:
Loss per common share before extraordinary   $   (3.73)        $   (2.52)
item -- basic and diluted
Extraordinary item                                   -             (0.10)
                                             =========         =========
 Loss per common share -- basic and diluted  $   (3.73)        $   (2.62)
                                             =========         =========

Weighted average shares outstanding -
basic and diluted                            9,031,000         7,087,000

PRO FORMA SHARE DATA (UNAUDITED):
Income (loss) before income taxes            $       -         $       -       $ 4,491        $   3,281       $  (475)
Income taxes                                         -                 -         1,689            1,066             -
                                             ---------         ---------      --------        ---------       ------
Pro Forma net income                         $       -         $       -      $  2,802        $   2,215       $  (475)
                                             =========         =========      ========        =========       ======
PRO FORMA NET INCOME PER SHARE:
Basic and diluted                            $       -         $       -      $   0.66        $    0.52 (5)     (0.11)
                                             =========         =========      ========        =========       ======
PRO FORMA WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (6)
Basic and diluted                                    -                 -         4,230            4,230         4,230
                                             =========         =========      ========        =========       ======

                                                                       Year Ended December 31,

                                               1998             1997            1996            1995           1994
                                            ---------        ---------       ---------       ---------       ---------
                                                                         (dollars in thousands)
BALANCE SHEET  DATA:
Cash                                        $   9,540        $  26,647       $   5,066       $     824       $   1,590
Retained interest in securitizations           34,117           31,569          23,404          10,313              25
Total assets                                   50,732           64,875          31,201          12,003           5,800
Senior Subordinated Notes                      53,578           34,546          12,000            --              --
Junior Subordinated Notes                       1,940            1,940           7,122           7,457           5,324
Total debt                                     55,518           36,486          19,122           7,457           5,324
Total liabilities                              59,096           41,581          21,650           8,556           5,775
Mandatorily Redeemable Preferred Stock          2,415            2,336            --              --              --
Partners' preferred equity                       --               --             2,295             482              48
Partners' equity                                 --               --             7,256           2,965             (23)
Stockholders' equity (capital deficit)      $ (10,779)       $  20,958       $    --         $    --         $    --

OTHER DATA:
Number of loans purchased during year           7,388           15,403           6,789           3,586             300
Principal balance of Loans purchased
   during year                              $  95,911        $ 187,383       $  84,981       $  45,972       $   3,820
Cumulative number of loans purchased           33,466           26,078          10,675           3,886             300
Cumulative principal balance of Loans
   purchased                                $ 415,709        $ 322,156       $ 134,773       $  49,792       $   3,820
Number of outstanding Loans at end of
    year                                       21,795           20,886           9,063           3,586             300
Principal balance of the Servicing
Portfolio
   at end of year                           $ 211,686        $ 226,846       $ 102,852       $  43,145       $   3,800
Delinquencies as a percentage of the
   Servicing Portfolio (7)                       7.65%            9.75%           7.95%           5.45%           0.00%
Repossession inventory as a percentage
   of the Servicing Portfolio (8)                1.74%            2.18%           2.20%           1.28%           0.00%
Net chargeoffs during the year
   as a percentage of the
   average Servicing Portfolio (9)               7.85%            6.34%           4.17%           2.76%           0.00%

(1) Includes $639,000 of gains on sales of Loans purchased between October 12, 1994 and January 16, 1995 and sold to the Master Trust on January 16, 1995.
(2) Expenses relating to originating a Loan such as Dealer incentive payments, travel and entertainment costs for the Dealer Relation Managers, advertising and printing costs for Loan documents and Dealer manuals have been reclassified as direct loan acquisition expenses from other operating expenses to conform with current year presentation.
(3) Other income in 1995 and other expenses in 1994 include a $182,000 loan loss provision, representing 5.0% of the $3.6 million of Loans funded during the three months ended December 31, 1994. The reserve was reversed when the Loans were sold to the Master Trust on January 15, 1995. Subsequently, the Master Trust accounts for all reserves as Loans are sold to the trust on a daily basis.
(4) Extraordinary item due to early extinguishment of $12,000,000 aggregate principal amount of Senior Subordinated Notes (the "Morgan Notes") held by certain trusts and accounts managed by Morgan Guaranty and Trust Company of New York in December 1997.

(5) Includes approximately $0.15 per share attributable to gain on sales of Loans purchased between October 12, 1994 and January 16, 1995, sold to the Master Trust on January 16, 1995.
(6) Shares outstanding are pro forma for all periods other than the years ended December 31, 1998 and 1997. The number of shares utilized represents the number of shares granted to the Company's predecessor, National Auto Finance Company LP in conjunction with the Reorganization (as defined herein) and Initial Public Offering on January 29, 1997.
(7) Represents the principal amount of Loans more than 30 days past due as a percentage of the principal balance of the Servicing Portfolio at end of period.
(8) Represents the outstanding principal balance of Loans in respect of financed automobiles that were repossessed by the Company and were held as inventory at end of period as a percentage of the Servicing Portfolio at end of period.
(9) Net charge-off includes the remaining principal balance of Loans written off, after the application of the net proceeds from the liquidation of the repossessed automobiles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following management's discussion and analysis should be read in conjunction with the preceding "Selected Financial Data" and the Company's Financial Statements and the notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included under Item 8 of this Annual Report on Form 10-K.

OVERALL

      The Company is a specialty consumer finance company engaged in the business of purchasing, financing, securitizing and servicing non-prime automobile Loans.

      The Company currently finances its purchases of Loans primarily through a two-step asset securitization program that involves (i) the securitized warehousing of substantially all of its Loans through their daily sale to the Master Trust pursuant to the Revolving Securitization followed by (ii) the transfer of such warehoused Loans from time to time through Permanent Securitizations. In connection with the securitization of the Loans sold by the Company, the Company is required to establish and maintain certain credit enhancements to support the timely payment of interest and principal on the bonds and notes issued to investors by the securitization trusts, which credit enhancements include, among other things, funding and maintaining spread accounts, which are moneys held on deposit ("Cash Spread Accounts"), and maintaining a residual interest in the pools of receivables held by such securitization trusts ("Over-Collateralization Accounts"). The following discussion summarizes the effect of the Company's securitization activities on its revenues, expenses and cash flows.

      Revenues. In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Since then, the Company has undertaken a continuing process of refining the assumptions and methodologies used to measure the estimated fair value of its Retained Interest in Securitizations based upon the historical performance of its Loan portfolio. Most recently, this process of refinement has resulted in changes to certain assumptions previously employed in each of the first three quarters of fiscal 1998. Specifically, the Company has increased the cumulative net loss estimate from 12.88% applied during and as of the first three quarters of fiscal year 1998 to 14.00% during and as of the fourth quarter ended December 31, 1998. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the Loans, lower expected recovery rates on the underlying collateral and changes in prepayment speeds, compared to the rates of such items estimated in earlier periods. These factors were impacted significantly as a result of the Company's conversion of its Loan servicing to an internal system in June of 1998. Recent performance trends indicate the negative impact of the immediate post conversion period has reversed and stabilized. These changes in assumptions and methodologies are a significant factor in the loss incurred by the Company for the year ended December 31, 1998. See "Results of Operations."

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

      Distributions of Cash from Securitizations. When the Company securitizes Loans, it is required to establish and maintain credit enhancements on a trust-specific basis to support the timely payment of interest and principal on the notes issued to investors by such securitization trusts. Credit enhancements include, among other things, funding and maintaining the Cash Spread Accounts and maintaining the Over-Collateralization Accounts. The Cash Spread Accounts are funded through initial cash deposits by the Company, plus a portion of the excess cash flows from the Loans (that is, the difference between cash received by the relevant trust and its interest and principal payments on the asset-backed securities and trust expenses). Once the funds in the Cash Spread Accounts meet specified levels (which may be increased if the performance of the relevant Loan pool deteriorates), any subsequent excess cash flows thereafter will be released to the Company on a monthly basis. Any remaining cash in the Cash Spread Accounts after the asset-backed securities have been paid in full also will be released to the Company. The amount of excess cash available for distribution to the Company will be affected by the Servicing Portfolio's actual loss and prepayment experience. See Note 3 of the Notes to Financial Statements
- Retained Interest in Securitizations.

The table below sets forth certain information relating to the Company's Loan purchasing activities:

                                                                     Year Ended December 31,
                                                             -----------------------------------------
                                                               1998             1997           1996
                                                             ---------       ---------       ---------
                                                          (dollars in thousands, except number of loans)

Number of Loans purchased .............................          7,388          15,403           6,789
Principal balance of Loans purchased ..................      $  95,911       $ 187,383       $  84,981
Principal amount of Loans funded (1) ..................         90,490         182,900          80,956
Securitization related income (loss), net of
      writedown of retained interest in
      securitizations .................................        (13,531)           (323)         13,564
Servicing income ......................................          6,424           3,437             866

------------------------
(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less the Dealer Discount.

RESULTS OF OPERATIONS

      The Company reported a net loss available for common stockholders of $33.8 million for the year ended December 31, 1998, compared to a $18.6 million net loss for the year ended December 31, 1997 and $2.8 million of net income (including the pro forma impact of income taxes of $1.7 million) for the year ended December 31, 1996. The net loss in 1998 is primarily the result of: (a) the impact of changes in assumptions relating to the calculation of gain on sale of loans and the valuation of Retained Interest in Securitizations, including an increased cumulative net loss estimate from 12.88% applied during and as of the first three quarters of fiscal year 1998 to 14.00% during and as of the fourth quarter ended December 31, 1998; and (b) start-up and duplicative expenses, associated with the Company's transition from an outside servicer to in-house servicing, including the opening of its service center in Jacksonville, Florida. The loss in 1997 is primarily the result of: (a) the impact of changes in assumptions relating to the calculation of gain on sale of loans and the valuation of Retained Interest in Securitizations, including an increase in estimated cumulative net losses from 7% in 1996 to 12.88% in 1997 and an increase in the discount rate applied to present value the Company's Retained Interest in Securitizations from 11% in 1996 to 14% in 1997; (b) the present valuing at December 31, 1997, in conjunction with the implementation of SFAS No. 125 on January 1, 1997, of the Company's Spread Accounts, that include the Cash Spread Accounts and Over-Collateralization Accounts and is a component of the Company's Retained Interest in Securitizations; (c) start-up and duplicative expenses in the aggregate amount of $2.6 million in 1997, associated with the Company's transition from an outside servicer to in-house servicing, including the opening of a 44,000-square-foot service center in Jacksonville, Florida; (d) the expensing in 1997 of $720,000 relating to the early extinguishment of certain senior subordinated debt; and (e) the expensing in 1997 of $700,000 relating to the modification of certain terms of payment guarantee agreements with the Company's securitized trusts insurer.

    Securitization Related Income (Loss)

      For the year ended December 31, 1998, the Company recognized a net securitization-related loss of $13.5 million due to a $23.1 million writedown of Retained Interest in Securitizations resulting from the reasons described in "Overall-Revenues" above. The Company's Loan purchasing decreased significantly during the year ended December 31, 1998, compared to the year ended December 31, 1997. During much of 1998, the Company curtailed its loan originations in order to preserve its cash while undertaking a comprehensive financial restructuring. The Company purchased 7,388 Loans, having a principal balance of $95.9 million, during the year ended December 31, 1998, compared to 15,403 Loans, having a principal balance of $187.4 million, for the year ended December 31, 1997 and 6,789 Loans having a principal balance of $85.0 million for the year ended December 31, 1996. These Loan purchases consisted of 5,348 Loans purchased from Dealers ($74.6 million principal balance) and 2,029 Loans purchased from Third-Party Originators ($21.3 million principal balance) during the year ended December 31, 1998. This compares to 10,354 Loans purchased from Dealers ($140.9 million principal balance) and 5,049 Loans purchased from Third-Party Originators

($46.5 million principal balance) during the year ended December 31, 1997 and 6,324 Loans purchased from Dealers ($80.2 million principal balance) during the year ended December 31, 1996.

The Company's gain on sale model includes an estimated cumulative net loss factor with respect to the Loans securitized. Significant changes in such cumulative net loss estimate will result in adjustments to the carrying value of Retained Interest in Securitizations. In 1998, the servicing of the Company's Servicing Portfolio experienced significant disruption resulting from the conversion from an external servicing system to an internal servicing system on June 19, 1998. The Company believes that the conversion and resulting servicing disruption is largely responsible for the increase in delinquency and net loss experience of the Servicing Portfolio throughout the year ended December 31, 1998. In response thereto, the Company's estimates for Loan loss factor was increased from 12.88% applied during and as of the first three quarters of fiscal year 1998 to 14.00% during and as of the fourth quarter ended December 31, 1998. The Company initiated servicing for Loans more than 30 days past due in July 1997, and initiated servicing of the entire Servicing Portfolio on October 1, 1997. See discussion of delinquency rates under "Loan Loss and Delinquency Experience".

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

    Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized when earned. Servicing income for the years ended December 31, 1998, 1997 and 1996 was $6.4 million, $3.4 million and $866,000, respectively. The growth in servicing income during 1998 was attributable to the outstanding Servicing Portfolio balances during the year ended December 31, 1998. A higher concentration of the outstanding balances were held in the Master Trust during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The Master Trust earns servicing income fees at a rate double that of other Trusts.

    Other Income

      Other income consists of interest income on cash investments (including the Cash Spread Accounts), other income and finance charges earned. The other income for the years ended December 31, 1998, 1997 and 1996 was $2.8 million, $1.0 million and $361,000, respectively. The increase in other income in 1998 was primarily attributable to interest earned on the outstanding cash spread account balances and operating cash invested in money market accounts.

    Total Expenses

      The Company reported total expenses for the years ended December 31, 1998, 1997 and 1996 of $29.3 million, $21.9 million and $10.3 million, respectively. These expenses consisted primarily of interest expense on long-term indebtedness, including the Company's Senior Subordinated Notes, salaries and employee benefits, servicing expenses and direct Loan acquisition expenses. Total expenses, as a percentage of the average principal balance of the Servicing Portfolio, decreased from 13.7% as of December 31, 1997 to 13.1% as of December 31, 1998.

      Total servicing expenses for the years ended December 31, 1998, 1997 and 1996 were $6.3 million, $5.9 million and $1.3 million, respectively. Servicing costs consisted primarily of a combination of internal servicing expenses and external fees to an outside servicer for each Loan not serviced internally on the Company's servicing system. Additionally, the Company incurred the cost of vendor's single interest ("VSI") insurance maintained by the Company. The Company's Servicing Portfolio grew from a $102.9 million Servicing Portfolio, representing 3,586 outstanding loans as of December 31, 1996, to a $226.8 million Servicing Portfolio, representing 20,886 outstanding Loans, as of December 31, 1997, and a $211.8 million Servicing Portfolio, representing 21,795 outstanding Loans, as of December 31, 1998.

      Interest expense for the years ended December 31, 1998, 1997 and 1996 was $8.4 million, $1.6 million and $1.2 million, respectively. The increase in interest expense for each year resulted from the increasing outstanding long-term debt balances of the Company, including in particular the Senior Subordinated Notes.

      Salaries and employee benefits for the years ended December 31, 1998, 1997 and 1996 were approximately $7.7 million, $6.3 million and $3.6 million, respectively. The increase in each of the years resulted from the increase in the number of full-time employees, from 67 as of December 31, 1996, to 90 as of December 31, 1997, and to 159 as of December 31, 1998. The increase in the number of employees resulted from the growth in the volume of Loans purchased and serviced by the Company. These expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company.

      Direct Loan acquisition expenses for the years ended December 31, 1998, 1997 and 1996 were $1.5 million, $3.6 million and $1.9 million, respectively. These expenses consisted primarily of Dealer incentive payments, fees paid to Strategic Alliance partners, broker fees, credit information fees and telephone expenses. The expenses declined primarily as a result of the decrease in the volume of Loans acquired by the Company for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

      Other operating expenses for the years ended December 31, 1998, 1997 and 1996 were $4.6 million, $3.6 million and $1.9 million, respectively. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses, MIS expenses, incremental rent, travel and other expenses associated with the move of the Company's operations from its Boca Raton, Florida location to its Jacksonville, Florida facility. Additionally, other expenses includes an adjustment to reflect a cumulative change in accounting principle. Balances representing $474,144 of start-up cost have been written off in accordance with adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" for the year ended December 31, 1998. These costs had been capitalized in conjunction with the Company establishing a servicing center facility in Jacksonville, Florida.


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

      The following table summarizes the Company's loan loss experience:

                                                                                   As of  December 31
                                                             ------------------------------------------------------------
                                                                1998             1997             1996             1995
                                                                ----             ----             ----             ----
                                                                                 (dollars in thousands)

Average Servicing Portfolio during period .............      $ 219,266        $ 158,737        $  69,025        $  23,565
                                                             =========        =========        =========        =========
Gross charge-off ......................................         28,852           17,355            6,313            1,447
Liquidation proceeds from repossessed assets ..........        (11,633)          (7,294)          (3,435)            (797)
                                                             ---------        ---------        ---------        ---------
Net charge-off ........................................      $  17,219        $  10,061        $   2,878        $     650
                                                             =========        =========        =========        =========
Net charge-off as a percentage of average Servicing
    Portfolio .........................................           7.85%            6.34%            4.17%            2.76%
                                                             =========        =========        =========        =========

      During June 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer system to an internal system. As a result, the Company is now performing all collection functions with respect to its Servicing Portfolio. The Company believes that the conversion and resulting servicing disruption is largely responsible for the increase in delinquency and net loss experience of the Servicing Portfolio throughout the year ended December 31, 1998. The Company initiated servicing for Loans more than 30 days past due in July 1997, and initiated servicing of the entire Servicing Portfolio on October 1, 1997. Since initiating collections on its own internal servicing system in June 1998, the resulting percentage of the outstanding principal balance of Loans that were more than 30 days past due has decreased to approximately 7.65% of the Company's Servicing Portfolio as of December 31, 1998, from 11.5% as of July 31, 1998, and was approximately 7.0% as of February 28, 1999.

      Although there can be no assurances, management believes the potential benefits from maintaining in-house servicing and collection capabilities include: (i) improved portfolio performance through self-management of all aspects of its operations; and (ii) enhanced access to portfolio data, resulting in improved management reporting and risk analysis.

      The gain on sales of Loans the Company recognizes from the sale of Loans to the Master Trust, and the cash flow from its securitizations are substantially dependent on the Servicing Portfolio's delinquency and loss performance. Increase in delinquencies and losses may result in: (i) increased capital and/or credit enhancement requirements for securitizations; (ii) reductions in cash flow to the Company; and (iii) additional violations of Permanent Securitization performance tests. Further, the Company's underwriting qualifications and verifications process by its originations staff has a significant impact on future loss performance. Consequently, the Company's failure to effectively underwrite, service and collect the Servicing Portfolio could have a material adverse effect on the Company's financial condition, results of operations and cash flows. See Note 3 to the Financial Statements Retained Interest in Securitizations.

      The Company maintains, at its own expense, supplemental VSI insurance that protects the Company's interest in Loan collateral against uninsured physical damage (including total loss) in instances where neither the automobile nor the borrower can be found.

      The Company considers a Loan to be delinquent if the borrower fails to make any payment substantially in full on or before the due date as specified by the terms of the Loan. The Company typically initiates contact with borrowers whose payments are not received by the tenth day following the due date. The following table summarizes the delinquency and repossession experience with respect to the Servicing Portfolio:

                                                                              As of December 31,
                                                             ----------------------------------------------------
                                                               1998           1997           1996         1995
                                                             --------       --------       -------       -------
                                                                           (dollars in thousands)

Period of delinquency
   31 to 60 days ......................................      $ 10,577       $ 14,316       $ 6,104       $ 2,148
   61 to 90 days ......................................         3,160          3,458         1,596           157
   91 days or more ....................................         2,452          4,343           487            46
                                                             --------       --------       -------       -------
Total delinquencies ...................................      $ 16,189       $ 22,117       $ 8,187       $ 2,351
                                                             ========       ========       =======       =======
Total delinquencies as a percentage of the
   Servicing Portfolio ................................          7.65%          9.75%         7.95%         5.45%
Principal balance of Loans related to repossession
   inventory ..........................................      $  3,692       $  4,935       $ 2,266       $   553
Repossession inventory as a percentage of the
   Servicing Portfolio ................................          1.74%          2.18%         2.20%         1.28%

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

      The Company monitors historical loss experience on an overall portfolio basis and on a monthly static pool basis. Loans acquired and sold to the Master Trust in each calendar month are segregated into individual static pools. The Company considers a pool of Loans to be "seasoned" when it has been aged for an average of 18 to 24 months. Actual pool losses are compared to the estimates for net losses, and adjustments to the carrying value of Retained Interest in Securitizations for the effect of any additional losses will be reflected in the current period earnings.

      The following table summarizes the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the Company from inception through the period ending December 31, 1998, and includes loss data through December 31, 1998 for Loans for which collateral has been liquidated:

                                     PERIOD OF ORIGINATION

                       Cumulative Net Losses as a Percentage of Original
                         Principal Balance for Loans Sold During Period


  (1)

      4Q 94   1Q 95  2Q 95  3Q 95  4Q 95   1Q 96  2Q 96  3Q 96 4Q 96  1Q 97  2Q 97  3Q 97  4Q 97  1Q 98  2Q 98  3Q 98  4Q 98

    1 0.00%   0.00%  0.00%  0.00%  0.00%   0.00%  0.00%  0.00% 0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
    2 0.00%   0.00%  0.00%  0.00%  0.00%   0.00%  0.00%  0.00% 0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%  0.00%
    3 0.00%   0.00%  0.00%  0.06%  0.05%   0.00%  0.00%  0.04% 0.00%  0.00%  0.00%  0.02%  0.00%  0.00%  0.00%  0.00%
    4 0.05%   0.04%  0.00%  0.12%  0.25%   0.09%  0.03%  0.04% 0.01%  0.04%  0.22%  0.04%  0.01%  0.02%  0.00%  0.00%
    5 0.31%   0.14%  0.29%  0.41%  0.48%   0.26%  0.28%  0.33% 0.07%  0.25%  0.66%  0.18%  0.14%  0.08%  0.13%
    6 0.47%   0.30%  0.92%  0.78%  0.86%   0.49%  0.62%  0.70% 0.69%  0.70%  1.31%  0.42%  0.42%  0.29%  0.35%
    7 0.51%   0.71%  1.62%  1.64%  1.27%   0.90%  1.10%  1.18% 1.25%  1.43%  2.11%  0.88%  0.74%  0.61%  0.72%
    8 1.08%   1.25%  2.02%  2.02%  1.67%   1.23%  2.06%  1.71% 1.85%  1.94%  2.56%  1.21%  1.29%  0.84%
    9 1.36%   1.55%  2.39%  2.42%  2.25%   1.95%  2.70%  2.68% 2.50%  2.60%  2.99%  1.60%  1.68%  1.16%
   10 1.75%   2.13%  2.71%  2.60%  2.46%   2.14%  3.37%  3.31% 3.27%  3.08%  3.71%  2.30%  2.09%  1.78%
   11 1.72%   2.49%  3.30%  3.02%  2.84%   2.72%  4.29%  3.88% 3.77%  3.51%  4.28%  2.78%  2.41%
   12 3.12%   3.09%  3.39%  3.58%  3.33%   3.26%  5.20%  4.34% 4.12%  3.87%  5.05%  3.45%  2.76%
   13 3.21%   3.64%  3.71%  3.91%  3.97%   3.74%  5.55%  5.08% 4.57%  4.49%  5.91%  3.87%  3.25%
   14 3.80%   4.04%  4.21%  4.03%  4.28%   4.18%  6.13%  5.53% 4.97%  5.08%  6.50%  4.18%
   15 4.45%   4.25%  4.31%  4.51%  5.07%   4.90%  6.52%  6.01% 5.46%  5.65%  6.96%  4.54%
   16 4.55%   4.33%  4.53%  4.87%  5.09%   5.11%  6.78%  6.57% 5.94%  6.34%  7.42%  5.24%
   17 4.91%   4.88%  4.92%  5.27%  5.65%   6.16%  7.16%  6.85% 6.40%  6.82%  7.63%
   18 4.91%   4.98%  5.54%  5.62%  5.96%   6.59%  7.67%  7.35% 7.17%  7.39%  7.93%
   19 5.05%   5.28%  5.96%  6.16%  6.61%   7.01%  8.00%  8.14% 7.78%  7.79%  8.48%
   20 5.05%   5.80%  6.18%  6.63%  6.78%   7.28%  8.14%  8.59% 8.25%  8.05%
   21 5.79%   5.89%  6.55%  6.75%  7.15%   7.56%  8.66%  9.12% 8.66%  8.40%
   22 5.78%   6.33%  7.35%  6.87%  7.42%   8.00%  9.09%  9.75% 9.05%  8.78%
   23 6.20%   6.46%  7.88%  7.44%  7.99%   8.25%  9.81% 10.03% 9.23%
   24 6.80%   6.91%  8.30%  7.93%  8.21%   8.36% 10.17% 10.36% 9.43%
   25 6.99%   7.48%  8.59%  8.37%  8.49%   8.85% 10.68% 10.88% 9.67%
   26 7.49%   7.58%  8.66%  8.54%  8.77%   9.01% 11.22% 11.13%
   27 8.06%   8.20%  9.16%  8.70%  8.98%   9.36% 11.50% 11.40%
   28 8.23%   8.76%  9.34%  8.82%  9.35%   9.57% 11.54% 11.72%
   29 9.07%   9.49%  9.35%  8.89%  9.97%   9.84% 11.71%
   30 9.17%   9.54%  9.39%  9.21% 10.16%  10.09% 11.88%
   31 9.71%   9.81%  9.82%  9.84% 10.61%  10.37% 12.56%
   32 9.99%  10.08%  9.75% 10.11% 10.74%  10.48%
   33 10.47% 10.19% 10.06% 10.26% 11.09%  10.61%
   34 11.44% 10.28% 10.53% 10.67% 11.28%  10.83%
   35 11.48% 10.63% 10.52% 10.85% 11.33%
   36 11.81% 10.66% 10.72% 10.89% 11.51%
   37 11.86% 10.83% 10.93% 11.15% 11.70%
   38 11.85% 11.01% 11.10% 11.21%
   39 12.37% 11.20% 11.17% 11.37%
   40 12.42% 11.48% 11.19% 11.46%
   41 12.42% 11.63% 11.22%
   42 12.57% 11.95% 11.26%
   43 12.56% 12.00% 11.55%
   44 12.71% 12.04%
   45 12.68% 12.08%
   46 12.75% 12.12%
   47 12.79%
   48 12.97%

(1) Months from Origination

LIQUIDITY AND CAPITAL RESOURCES

    General

      Since inception, the Company has funded its operations and the growth of its Loan purchasing activities primarily through five sources of capital: (i) proceeds from securitization transactions; (ii) cash flows from servicing fees;
(iii) proceeds from the issuance of indebtedness; (iv) capital contributions of certain affiliates of the Company; and (v) proceeds from the Company's Initial Public Offering and subsequent private sales of Common Stock.

      The Company's primary uses of cash are to fund: (i) Spread Accounts; (ii) securitizations; (iii) Loan purchases; (iv) debt service; (v) issuance costs of asset securitizations; and (vi) operating expenses.

Net cash used in operating activities increased by $7.9 million from $25.4 million in fiscal 1997 to $33.8 million in fiscal 1998, principally due to the credit enhancement requirements of the Company's securitization facilities and increased interest expense associated with the Company's Senior Subordinated Notes. The $18.3 million increase in cash used in operations from fiscal 1996 to fiscal 1997 was principally due to the increase in the volume of Loans purchased.

      Net cash used in investing activities was $1.5 million in both fiscal years 1998 and 1997. This cash was principally related to purchases of furniture and equipment for the Company's service center in 1998 and 1997.

      Net cash provided by financing activities decreased by $29.7 million to $18.4 million in fiscal 1998 from $48.3 million in fiscal 1997. Net cash provided by financing activities in fiscal 1998 was primarily the result of the proceeds received from the March Private Placement of $20 million of Senior Subordinated Notes. Net cash provided by financing activities in fiscal 1997 was primarily the result of the proceeds received from the Company's Initial Public Offering and subsequent sales of Common Stock and debt, including but not limited to $40 million of Senior Subordinated Notes in December 1997, and indebtedness borrowed under the BankBoston Agreement.

      Throughout fiscal 1998, the Company was required to maintain a minimum equity position in the Master Trust of 14.0% of the net serviced receivables or
2.5 times net losses, whichever was greater. This minimum equity position currently consists of cash invested by the Company and over-collateralization in the form of the Company owning certain interests in the principal balance of Loans. As of December 31, 1998, the Company had a 14.0% equity investment in the Master Trust. As of March 31, 1999, such minimum equity position has increased to 19.0% of net serviced receivables relative to the requirements of the restructure of the Master Trust Facility.

      As of December 31, 1998, the Company retained approximately $34.1 million of Retained Interest in Securitizations, representing 67% of the total assets of the Company. The value of these assets, representing the net present value of future cash flows to the Company, would be reduced in the event of a future material increase in the Loan loss or prepayment experience relative to the amounts previously estimated by the Company.

      As of December 31, 1998, the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.0 million (including $116,961 of accrued interest), and the principal amount owed by the Company on the Senior Subordinated Notes was $60.0 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at an annual rate of 11.875% for the first three years, and increase thereafter. See Note 4 of the Notes to Financial Statements for further discussion of the Company's various debt facilities. See also Note 13 of the Notes to Financial Statements - Subsequent Events.

Senior Subordinated Notes

       Until completion of the Restructuring (as defined below) on April 7, 1999, the Company was in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements related to the $60.0 million of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant required that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of Common Stock. The Adjusted Interest Expense covenant required generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1. On April 7, 1999, the Company completed a comprehensive financial restructuring (the "Restructuring"), including its Senior Subordinated Notes and resolved certain other issues with its Senior Subordinated Noteholders. More specifically, the agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the elimination of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that on a quarterly basis, the Company's net return on assets invested in Loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Assets Covenant"); the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999; (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes (and the interest on such interest) through the issuance of additional Senior Subordinated Notes that are convertible into Common Stock at the conversion price of $.75 per share; (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company; (6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment of an additional 1,178,571 shares of additional Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to designate three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. See Note 13 to Notes to Financial Statements - Subsequent Events.

First Union

      Under the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates. Collectively, the restricted cash account and the Class C Certificate portion of Loan principal (Over-Collateralization Accounts, which are held by the Company) that collateralize the Master Trust are the components of the Spread Accounts. The Spread Accounts and ESRs are reflected collectively on the balance sheet as "Retained Interest in Securitizations."

       Periodically the Master Trust transfers Loans and Spread Account balances to Permanent Securitizations in exchange for cash, which is used to repay the Class B Certificates. Debt securities representing interests in the Permanent Securitizations are sold to third-party investors, who are repaid from cash flows from the Loan receivables in the applicable Permanent Securitization. Excess Spread Receivables and return of Spread Accounts attributable to such Loans flow from the Permanent Securitization to the Company to the extent such funds are available. Pursuant to the Restructuring described above, the Company entered into several loan facilities and arrangements with First Union . As described in Note 13 of Notes to the Financial Statements - Subsequent Events, the restructured agreements with First Union provide for and include, among other things: (1) the extension of the Company's warehouse line for an additional two years (through March 31, 2001) and an increase in the amount the Company may borrow under such facility from $75 million to $85 million; (2) the commitment by First Union to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's securitizations; and (3) a revolving credit facility enabling the Company to borrow up to $8 million for working capital purposes secured by the Company's Retained Interest in Securitizations.

FSA

      The Company's future liquidity and financial condition, and its ability to finance the growth of its business and to repay or refinance its indebtedness, will depend substantially on distributions of excess cash flow from the Master Trust and Permanent Securitization trusts. The Company's agreements with FSA provide that each Permanent Securitization trust must maintain specified levels of cash in its Cash Spread Account during the life of the trust. These spread accounts are funded initially out of beginning deposits and are funded thereafter with excess cash flow from the Loan pool. During each month, excess cash flow available to the Company from all Permanent Securitization trusts is first used to replenish any Cash Spread Account deficiencies and then is distributed to the Company. The timing and amount of distributions of excess cash from securitization trusts varies based on a number of factors, including loan delinquencies, defaults and net losses, the rate of disposition of repossession inventory and recovery rates, the age of Loans in the portfolio, prepayment experience and required spread account levels.

      Under the financing structures the Company has used to date for its securitizations, certain excess cash flows generated by the Loans are retained in the Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Accounts can vary depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and generally a 9% interest in the principal balance of the Loans in the trust (the "Over-Collateralization Accounts"), have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels.

      Until completion of the Restructuring, in the event delinquencies or losses on the Loans exceeded certain levels in the Permanent Securitizations ("Trigger Events"), the terms of the Permanent Securitization: (i) required increased Cash Spread Account balances to be accumulated for the particular pool; (ii) restricted the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and (iii) in certain circumstances, required the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. Certain portfolio performance tests were not met at various times during 1998 with respect to the Permanent Securitization trusts formed in November 1995, November 1996, July 1997, and January 1998 resulting in additional cash retention in the Spread Accounts related to such Permanent Securitization trusts.

      Moreover, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an "Insurance Agreement Event of Default"), the Company will be in default under such insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In 1998, the Permanent Securitization trusts formed in November 1995, November 1996 and July 1997 experienced periodic Insurance Agreement Events of Default. Since the occurrence of those Insurance Agreement Events of Default, FSA has captured all excess cash flows from the four FSA-insured trusts.

      Pursuant to the Restructuring, certain of the terms of the insurance guarantee arrangements with FSA were modified. The agreements and transactions with FSA provide for and include, among other things: (1) the resetting of the cash spread accounts in each of the Company's term asset-backed securitizations that have been guaranteed by FSA to 11% of the outstanding principal balance of the receivables in each of such securitizations for the remaining term of such securitizations (the Company has already funded all such spread accounts above such 11% level and, therefore, expects to receive in June 1999, from the trustee of each such securitizations a distribution of all amounts previously funded in excess of such 11% level, anticipated to be approximately $2.5 million); (2) the elimination of all portfolio performance maintenance requirements that, if otherwise violated, would have resulted in the trapping of cash flows to over fund such cash spread accounts; (3) the resetting of the portfolio performance requirements that, if violated, would constitute a default under the insurance guaranty agreements issued by FSA, to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations; and (4) the waiver of all past breaches and defaults of portfolio performance requirements, the result of which is to enable the Company to resume the receipt of excess cash flow under each of the Company's term asset-backed securitizations that have been guaranteed by FSA.

      The following is a table showing the portfolio performance tests by trust as of February 28, 1999:

                                   Delinquency Test                 Default Test                      Loss Test
                            -----------------------------   ------------------------------   -----------------------------
                            Actual  Maintenance Insurance   Actual  Maintenance  Insurance   Actual  Maintenance Insurance
                            ------  ----------- ---------   ------  -----------  ---------   ------  ----------- ---------

         95-1               8.01%      8.25%     11.00%     14.92%     14.00%      17.00%    9.69%     8.00%      10.00%
         96-1               7.18%      8.25%     11.00%     18.52%     14.00%      17.00%    7.13%     6.00%       8.00%
         97-1               7.36%      8.25%     11.00%     20.19%     18.00%      25.00%    9.15%     8.00%      11.00%
         98-1               6.02%      8.25%     11.00%     17.33%     18.00%      25.00%   12.25%     8.00%      11.00%

      As a result of amended agreements with FSA entered into on April 7, 1999, going forward the Company will be subject to only an Insurance Agreement default test as shown below. The test shown below supersedes prior test requirements as shown in the table above. The following table shows the new performance tests:

                                 Delinquency Test                Gross Default Test                 Loss Test
                                 ----------------                ------------------                 ---------
                                    Insurance                        Insurance                      Insurance
                                    ---------                        ---------                      ---------

         95-1                         12.00%                          25.00%                         14.00%
         96-1                         12.00%                          25.00%                         14.00%
         97-1                         12.00%                          25.00%                         14.00%
         98-1                         12.00%                          25.00%                         13.00%

The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or, if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 13 of the Notes to Financial Statements - Subsequent Events.

Going Concern

      The Company has suffered significant losses from operations during 1998 and 1997, has a capital deficiency as of December 31, 1998, has experienced Insurance Agreement Events of Default with respect to its permanent securitizations and at December 31, 1998 was in violation of various covenants related to its borrowings and the Master Trust. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in the following paragraph.

      The Company's business requires substantial cash to support the funding of Cash Spread Accounts for its securitizations, issuance costs of its securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of Loans purchased and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis and its negative operating cash flow is expected to continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities.

      As discussed in Note 13 - Subsequent Events, on April 7, 1999, the Company completed a comprehensive financial restructuring. As the result of the Restructuring, (1) the Company may pay 50% of its interest expense on its Senior Subordinated Notes over the two-year period ending March 31, 2001 by issuing additional senior subordinated notes, thereby reducing its cash requirements, a reduction from $6.9 million in 1998 to $3.6 million over the four quarters ending March 31, 2000; (2) the Company may defer cash interest payments on its Junior Subordinated Notes until January 31, 2002; (3) the Company's receipt of excess cash flows from its four Permanent Securitization Trusts insured by FSA and from its Master Trust has resumed (in April 1999, the Company received a total of $3.0 million from such Trusts); as of March 31, 1999, the minimum equity position has increased to 19.0% of net serviced receivables relative to the requirements of the restructure of the Master Trust Facility, and assuming no further Insurance Agreement Events of Default under certain amended agreements with FSA (which were amended to reset the portfolio performance requirements to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations), such excess cash flows will continue to be received by the Company (the Company estimates it will receive an additional approximately $5 million in the aggregate from such trusts in the months of May and June 1999); (4) the Company will be able to fund a portion of the subordinated credit enhancements required for its future securitizations through the sale of up to $20 million of subordinated asset-backed securities to First Union; and (5) the Company may borrow up to $8 million for working capital purposes under its new two-year working capital facility with First Union, secured by its ESRs. Further, the Company's business plan for the next two years contemplates an increase in overall revenue and cash flow over 1998 through the gradual but steady increase in loan origination volume, the sale of ancillary Loan products (such as GAP insurance, which covers exposure to uninsured losses, and warranty products), the aggressive collection of late fees and deficiency balances, and increased servicing fees through the servicing of a larger owned portfolio as well as third-party servicing. Should the Company be successful with its business plan, it may reasonably expect to return to profitability during the first quarter of 2000. Although there can be no assurance that the

Company will successfully execute this business plan, both the Restructuring and the business plan were designed and implemented to enable the Company, among other things to increase its cash flow and stabilize its financial condition.

FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of 1998 and 1997, the Company wrote off an additional $14.1 million and $20.3 million of Retained Interest in Securitizations due to impairment which increased securitization related losses for the year ended December 31, 1998 and 1997 by the same amount. Presently, the Company is in the process of determining whether the 1998 fourth quarter adjustment will require restating any of the 1998 quarterly results.

INFLATION

      Increases in the rate of inflation of prices in the U.S. economy generally result in higher interest rates. Typically, higher interest rates result in a decrease in the Company's net interest margins and a corresponding decrease in the Company's gain on sale revenue for a given Loan amount; to the extent not offset by increases in the volume of Loans purchased, inflation can therefore impact the Company's ability to become profitable in the future.

YEAR 2000

      The year 2000 issue pertains to whether the Company's or its vendors' computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

      The Company has developed a project plan for achieving year 2000 readiness. An inventory of critical hardware and software has been completed and information technology components are being assessed. This assessment includes major suppliers and business partners, however, the Company does not rely on any single supplier or partner to conduct business. Additionally, the Company has engaged an independent systems firm to evaluate year 2000 readiness. The review will be conducted with an estimated completion date of May 31, 1999. Year 2000 project costs incurred though December 31, 1998 have been approximately $5,000.

      The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company. However, if such modifications and conversions in response to the independent review, if any, are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of the third parties on which the Company rely, would not have an adverse effect on the Company's systems or operations.

ITEM 8.  FINANCIAL STATEMENTS.

                                                                                                       Page
                                                                                                       ----

Reports of Independent Certified Public Accountants .............................................       32

 Balance Sheets as of December 31, 1998 and 1997.................................................       34

 Statements of Operations For the Years Ended December 31, 1998, 1997 and 1996...................       35

 Statements of Stockholders' Equity (Capital  Deficit) For the Years Ended December 31,
     1998, 1997 and 1996.........................................................................       36

 Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996...................       38

Notes to Financial Statements....................................................................       40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


National Auto Finance Company, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheet of National Auto Finance Company, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity (capital deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Auto Finance Company, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, in 1998 the Company suffered a loss from operations, experienced Insurance Agreement Events of Default with respect to its securitizations, and at December 31, 1998 was in violation of various covenants related to its borrowings, and with respect to the Master Trust and has a capital deficiency. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


West Palm Beach, Florida                     /s/ BDO SEIDMAN, LLP
April 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
National Auto Finance Company, Inc.

We have audited the accompanying consolidated balance sheet of National Auto Finance Company, Inc. and subsidiaries (formerly National Auto Finance Company, L.P. and subsidiaries) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Auto Finance Company, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

                                                      KPMG PEAT MARWICK LLP

April 15, 1998
Fort Lauderdale, Florida

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                 BALANCE SHEETS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



ASSETS:                                                                             1998           1997
                                                                                    ----           ----

Cash and cash equivalents                                                        $  9,540       $ 26,467
Retained interest in securitizations, at estimated fair value (Note 3)             34,117         31,569
Furniture, fixtures and equipment, net of accumulated
   depreciation of $1,065 and $403                                                  3,277          2,262
Deferred financing costs                                                            2,759          2,539
Other assets                                                                        1,039          2,038
                                                                                 --------       --------
    Total assets                                                                 $ 50,732       $ 64,875
                                                                                 ========       ========

LIABILITIES:
Accounts payable and accrued expenses                                            $  2,444       $  3,260
Accrued interest payable-related parties                                              117             39
Accrued interest payable-Senior Subordinated Notes                                   --              132
Accrued interest payable-notes                                                       --               50
Junior Subordinated Notes-related parties (Note 12)                                 1,940          1,940
Senior Subordinated Notes (Note 4)                                                 53,578         34,546
Notes payable (Note 4)                                                              1,017          1,614
                                                                                 --------       --------
    Total liabilities                                                              59,096         41,581
                                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES (Note 7)

MANDATORILY REDEEMABLE PREFERRED STOCK series A-$0.01 par value;
  $1,000 stated value; 1,000,000 shares authorized; 2,295 shares outstanding; redeemable in January 2005, stated at
    redemption value (Note 5)                                                       2,415          2,336

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT):
Common Stock-$0.01 par value; 20,000,000 shares authorized;
    9,030,762 shares outstanding (Note 5)                                              90             90
Paid-in-capital                                                                    36,261         34,417
Accumulated deficit                                                               (47,130)       (13,549)
                                                                                 --------       --------
    Total stockholders' equity (capital deficit)                                  (10,779)        20,958
                                                                                 --------       --------
    Total liabilities, mandatorily redeemable preferred stock and
      stockholders' equity (capital deficit)                                     $ 50,732       $ 64,875
                                                                                 ========       ========




See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           1998           1997           1996
                                                                           ----           ----           ----

REVENUE:
   Securitization related income (loss) (Note 3)                       $ (13,531)      $   (323)      $ 13,564
   Servicing income                                                        6,424          3,437            866
   Interest income                                                         2,399            817            258
   Other income                                                              377            214            103
                                                                       ---------       --------       --------
     Total revenue                                                        (4,331)         4,145         14,791
                                                                       ---------       --------       --------

EXPENSES:
   Servicing expenses                                                      6,262          5,944          1,291
   Interest expense                                                        8,417          1,638          1,204
   Salaries and employee benefits                                          7,705          6,346          3,634
   Direct loan acquisition expenses                                        1,520          3,591          1,924
   Depreciation expense                                                      802            743            492
   Other operating expenses (Note 6)                                       4,544          3,602          1,755
                                                                       ---------       --------       --------
     Total expenses                                                       29,250         21,864         10,300
                                                                       ---------       --------       --------
Income (loss) before income taxes and extraordinary item                 (33,581)       (17,719)         4,491
Income taxes (Note 8)                                                       --             --             --
Income (loss) before extraordinary item                                  (33,581)       (17,719)         4,491
Extraordinary loss due to early extinguishment of debt (Note 4)             --             (720)          --
                                                                       ---------       --------       --------
Net income (loss) before preferred stock dividends                       (33,581)       (18,439)         4,491
Preferred stock dividends                                                   (160)          (148)          --
                                                                       ---------       --------       --------
Net income (loss) available for Common Stockholders                    $ (33,741)      $(18,587)      $  4,491
                                                                       =========       ========       ========

PER SHARE DATA: (NOTE 2)
Loss per common share before extraordinary item - basic and
   diluted                                                             $   (3.73)      $  (2.52)      $   --
Extraordinary loss (Note 4)                                                 --            (0.10)          --
                                                                       ---------       --------       --------
Loss per common share-basic and diluted                                $   (3.73)      $  (2.62)      $   --
                                                                       =========       ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted                                                          9,031          7,087           --
                                                                       =========       ========       ========

PRO FORMA SHARE DATA (UNAUDITED):
Income before income taxes                                             $    --         $   --         $  4,491
Income taxes                                                                --             --            1,689
                                                                       ---------       --------       --------
Pro Forma net income                                                   $    --         $   --         $  2,802
                                                                       =========       ========       ========
PRO FORMA NET INCOME PER COMMON SHARE:
Basic and diluted                                                      $    --         $   --         $   0.66
                                                                       =========       ========       ========

PRO FORMA WEIGHTED AVERAGE:
NUMBER OF SHARES OUTSTANDING
Basic and diluted                                                           --             --            4,230
                                                                       =========       ========       ========


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                     Equity of
                                                             Common      Paid-in     Accumulated    Predecessor
                                                             Stock       Capital        Deficit        Entity              Total
                                                             -----       -------        -------     -----------            -----

Balance as of December 31, 1995                            $   --        $   --         $   --         $  3,447          $  3,447

Contributions                                                  --            --             --            1,613             1,613

Net loss for year ending December 31, 1996                     --            --             --            4,491             4,491
                                                           --------      --------       --------       --------          --------

Balance as of December 31, 1996                                --            --             --            9,551             9,551
      Net income from January 1, 1997
      through reorganization on January 29, 1997                                                            526               526
      Assets retained by partnership                           --            --             --              (31)              (31)
                                                           --------      --------       --------       --------          --------

Balance as of January 29, 1997                                 --            --             --           10,046            10,046

Exchange of predecessor equity for Common Stock
    in connection with reorganization on
    January 29, 1997 (Note 1)                                    42         7,709           --          (10,046)(1)        (2,295)

Deferred income taxes recorded in connection
    with reorganization (Note 8)                               --          (5,416)          --             --              (5,416)

Issuance of 496,000 shares of Common Stock in
    exchange for deferred interest on Senior
    Subordinated Notes (Note 4)                                   5           164           --             --                 169

Issuance of 2,300,000 shares of Common Stock
    in initial public offering, net of costs (Note 1)            23        16,817           --             --              16,840

Issuance of 100,000 shares of Common Stock to
    Financial Security Assurance Inc. for certain
    waivers relating to Permanent Securitizations
    (Note 3)                                                      1           699           --             --                 700

Issuance of 1,904,762 shares of Common Stock (Note 4)            19         9,138           --             --               9,157

Issuance of 1,038,924 Warrants to purchase
    Common Stock in connection with the
    issuance of Senior Subordinated Notes (Note 4)             --           5,454           --             --               5,454

Dividends on mandatorily redeemable preferred stock            --            (148)          --             --                (148)

Net loss subsequent to reorganization                          --            --          (13,549)          --             (13,549)
                                                           --------      --------       --------       --------          --------

Balance as of December 31, 1997                                  90        34,417        (13,549)          --              20,958

Issuance of 593,671 Warrants to purchase
      Common Stock in connection with the
      issuance of Senior Subordinated Notes (Note 4)           --           2,004           --             --               2,004

Dividends on mandatorily redeemable preferred stock            --            (160)          --             --                (160)

Net loss for year ending December 31, 1998                     --            --          (33,581)          --             (33,581)
                                                           --------      --------       --------       --------          --------
Balance as of December 31, 1998                            $     90      $ 36,261       $(47,130)      $   --            $(10,779)
                                                           ========      ========       ========       ========          ========

(1) $2,295 of such amount was attributed to mandatorily redeemable preferred stock.

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                               1998            1997             1996
                                                                            ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $ (33,581)      $ (18,439)      $   4,491
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Securitization related income                                             13,531             323         (13,564)
     Depreciation expense                                                         802             223             137
     Purchases of loans held for sale                                         (95,911)       (187,383)        (84,981)
     Proceeds from transfer of loans to Master Trust                           95,911         187,383          84,981
     Cash flows from Retained Interest released to Company                     12,160          10,095           4,937
     Cash deposits to Spread Accounts                                         (28,329)        (18,564)         (4,630)
     Amortization and write-off of deferred financing costs                       567           1,024             355
     Amortization of Warrants                                                   1,036            --              --
     Amortization of deferred placement costs                                    --               254             167
     Changes in other assets and liabilities:
     Other assets                                                                 998          (1,516)           (378)
     Accounts payable and accrued expenses                                       (998)          1,489           1,481
     Accrued interest payable-related parties                                      75            (105)            388
     Accrued interest payable-Senior Subordinated Notes
      and other notes                                                            --              (157)            339
                                                                            ---------       ---------       ---------
Net cash (used in) provided by operating activities                           (33,739)        (25,373)          7,053
                                                                            ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed assets purchased                                                      (1,543)         (1,524)           (377)
                                                                            ---------       ---------       ---------
Net cash used in investing activities                                          (1,543)         (1,524)           (377)
                                                                            ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Junior Subordinated Notes-related parties                       --              --               700
   Principal payments on Junior Subordinated Notes-related parties               --            (5,182)           (977)
   Proceeds from notes payable                                                     81           1,018            --
   Proceeds from Senior Subordinated                                           19,031          37,834          11,172
   Principal payments on Notes Payable                                           (677)           --              --
   Principal payments on Senior Subordinated Notes                               --           (12,000)           --
   Proceeds from BankBoston revolving credit facility                            --             7,996            --
   Principal payment on BankBoston revolving credit facility                     --            (8,000)           --
   Principal payments on capital leases                                          --               (33)            (41)
   Payment of Mandatorily Redeemable Preferred Stock dividends                    (80)           (107)           --
   Proceeds from initial public offering                                         --            17,615            (775)
   Proceeds from issuance of Common Stock, net                                   --             9,157            --
   Preferred equity partners' contributions                                      --              --             1,613
                                                                            ---------       ---------       ---------
Net cash provided by financing activities                                      18,355          48,298          11,672
                                                                            ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                          (16,927)         21,401           4,242
Cash and cash equivalents at beginning of period                               26,467           5,066             824
                                                                            ---------       ---------       ---------
Cash and cash equivalents at end of period                                  $   9,540       $  26,467       $   5,066
                                                                            =========       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for income taxes                                               $    --         $    --         $    --
                                                                            =========       =========       =========
   Cash paid for interest                                                   $   6,921       $   1,656       $   1,253
                                                                            =========       =========       =========


See accompanying notes to the financial statements

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (CONCLUDED)




                                                                                                 1998         1997      1996
                                                                                                 ----         ----      ----

NON-CASH FINANCING ACTIVITIES:
   Offering costs deferred in 1996 transferred to paid-in capital in 1997                       $ --        $  775      $ --
   Accrued dividends on mandatorily redeemable preferred stock                                     160          41        --
   Conversion of deferred interest on Senior Subordinated Notes to Common
     Stock and paid-in capital                                                                    --           169        --
   Conversion of predecessor entity capital to Mandatorily Redeemable Preferred Stock             --         2,295        --
   Conversion of predecessor entity capital to Common Stock and
     paid-in capital                                                                              --         7,225        --
   Deferred income taxes from reorganization considered reduction in paid-in capital              --         5,416        --
   Income earned in 1997 prior to reorganization included in
     paid-in capital                                                                              --           526        --
   Issuance of 1,038,924 warrants in conjunction with Senior Subordinated                         --         5,454
     Notes considered paid-in-capital
    Issuance of 593,671 warrants in conjunction with Senior Subordinated                         2,004        --          --
        Notes considered paid-in-capital

See accompanying notes to the financial statements

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Organization and Business

           National Auto Finance Company, Inc. (the "Company") is a specialty consumer finance company concentrating in the business of purchasing, financing, securitizing and servicing Loans originated primarily by manufacturer-franchised dealers ("Dealers") in the sale of new and used automobiles. Through its Loan purchases, the Company provides indirect financing to non-prime consumers ("Consumers"). The Company serves as a source of financing for Dealers, allowing them to sell automobiles to Consumers who otherwise might not qualify under underwriting criteria required by more traditional sources such as commercial banks. The Company is located in Jacksonville, Florida.

           National Auto Finance Company, LP, a Delaware limited partnership (the "National Auto Partnership") was organized in October 1994 and conducted the business of the Company until January 29, 1997. On that day, in connection with the closing of the Company's Initial Public Offering (the "Offering"), the assets and certain liabilities of the National Auto Partnership were transferred to the Company in exchange for all of the Common Stock then outstanding and all of the preferred stock of the Company then outstanding (the "Reorganization"). The Company then issued 2,300,000 shares of stock to the public in the underwritten Initial Public Offering. The reorganization was accounted for in a manner similar to a pooling of interests since the Company and National Auto Partnership were under common control at the time of reorganization.

      (b)  Summary of Significant Accounting Policies

           A description of the significant accounting policies that are followed by the Company is presented below:

               (i)    Principles of Consolidation

                      The financial statements reflect the operations of the National Auto Partnership and subsidiaries for 1996 and an approximate one-month period of January 1997 and National Auto Finance Company, Inc. and subsidiaries for the eleven months ended December 31,1997. All significant intercompany accounts and transactions have been eliminated in consolidation. As the Company has no subsidiaries as of December 31, 1998, such financial statements are not consolidated.

               (ii)   Cash and Cash Equivalents

                      The Company considers money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

               (iii)  Furniture, Fixtures and Equipment

                      Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their useful lives. Capital lease assets are amortized on a straight-line basis over the lesser of their estimated useful lives or their lease terms.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

                      Loans that are purchased by the Company are sold on a daily basis in a two-step securitization program as described in Note 3. Gains or losses are recognized (1) upon transfer of Loans to the Master Trust based upon the amount of cash received upon transfer of such Loans generally equal to the Company's purchase price of the Loan and (2) an estimate of the Company's residual interest in the Master Trust (which constitute a portion of Retained Interest in Securitizations). The value of the Company's residual interest in the Master Trust is determined by estimating the fair value of amounts to be received from the Master Trust and the subsequent "Permanent Securitizations" (Note 3).

                      The Retained Interest in Securitizations is classified as a trading security for financial reporting purposes with changes in the estimated fair value either credited or charged to the statement of operations.

                      The Company is aware of a limited market for the purchase or sale of its Overcollateralization Accounts (a portion of its Retained Interest in Securitizations), but is not aware of an active market for the purchase or sale of the other components of its Retained Interest in Securitizations (Excess Spread Receivables (ESRs) and Cash Spread Accounts) and accordingly, the Company has determined the estimated fair value of the Retained Interest in Securitizations at December 31, 1998 and 1997 by the following process:

                      1. The Company has estimated the timing and amount of cash flows to be received from Loans transferred to each securitization trust based upon assumptions relating to estimates of net losses, prepayments and normal principal and interest amortization (cash-in).

                      2. The Company has calculated the timing and amount of the total remaining principal and interest to be paid to the securitization trusts' investors given the assumptions noted above and the contractual requirements of each securitization trust.

                      3. The Company has estimated the total amount to be paid by each securitization trust for any servicing, insurance and other costs and the timing of such payments.

                      4. The estimated cash payments described in (2) and (3) above have been subtracted from the estimated cash flows to determine the estimated Excess Spread Receivable (ESR) for each month.

                      5. The Company has estimated the required Cash Spread Account balance (Note 3) for the securitization trusts for each period given the requirements of each trust and the impact of the assumptions noted above. The Company then calculated the amount of Excess Spread Receivable to be added to the Cash Spread Account or the amount of Cash Spread Account to be released to the Company each month.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


                      6. The estimated amount of cash available to the Company as described in (5) represents the Company's estimate of the "cash-out" of the securitization trusts.

                      7. The estimated fair value of cash-out over the remaining life of the securitization trusts has been determined by discounting the estimated cash-out at a rate management believed an investor would require for a stream of cash flows with similar risk characteristics.

                      8. The estimated fair value of cash-out for the securitization trusts were compared to the Retained Interest in Securitizations for the securitization trusts. Adjustments to estimated fair value are charged to securitization related income (loss).

               (v)    Deferred Financing Costs

                      Costs incurred in connection with certain borrowings are capitalized and are amortized on a straight-line basis over the term of the debt.

               (vi)   Stock-Based Compensation

                      The Company accounts for stock-based compensation to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25.

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

               (ix)   Servicing

                      Servicing fees are reported as income when earned. Servicing expenses are charged to expense as incurred. External servicing expenses include charges paid to third parties for servicing related charges. Internal servicing expense includes salaries and other costs associated with the Company's service center.

               (x)    Use of Estimates

                      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense. The most significant of the estimates relate to the calculations and modeling underlying the valuation of the Retained Interest in Securitizations and the related gain on sales of Loans. Actual results could differ from these estimates in the near term and could be significant.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


               (xi)   Reclassifications

                      Certain reclassifications have been made to 1996 and 1997 amounts to conform to the 1998 presentation.

      (c)   New Accounting Pronouncements

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other financial statements. The adoption of SFAS No. 130 had no effect on the Company's financial statements.

           In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for financial statements for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments, based upon how the enterprise defines such segments. The adoption of SFAS No. 131 had no effect on the Company's financial position.

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS is effective for periods beginning after June 15, 1999, and is not expected to have a significant impact on the Company's financial statements.


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

      Loss per common share for 1998 is calculated as follows:

                                                                                   Weighted Average
                                                                                   ----------------
                                                                         Loss           Shares         Per Share
                                                                     (Numerator)     (Denominator)       Amount
                                                                     -----------     -------------       ------
                                                                       (in  thousands, except per share amount)

      Loss before preferred stock dividends                          $ (33,581)           9,031         $ (3.71)
      Preferred stock dividends                                           (160)           9,031            (.02)
                                                                     ----------           -----         -------
      Loss attributable to Common Stockholders.                      $  (33,741)          9,031         $ (3.73)
                                                                     ==========           =====         =======

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      Loss per common share for 1997 is calculated as follows:

                                                                                   Weighted Average
                                                                                   ----------------
                                                                         Loss           Shares          Per Share
                                                                     (Numerator)    (Denominator)        Amount
                                                                     -----------    -------------        ------
                                                                        (in  thousands, except per share amount)

      Loss before preferred stock dividends and extraordinary item     $ (17,719)
      Extraordinary item                                                    (720)
                                                                       ---------
      Loss before preferred stock dividends                              (18,439)         7,087        $ (2.52)
      Preferred stock dividends                                             (148)         7,087          (0.10)
                                                                       ---------                       -------
      Loss attributable to Common Stockholders                         $ (18,587)         7,087        $ (2.62)
                                                                       =========                       =======

      Inclusion of 611,500 and 379,000 options and 1,632,685 and 1,038,924 warrants outstanding at December 31, 1998 and 1997 would have an antidilutive effect on the net loss for the years ending December 31, 1998 and 1997 for diluted EPS, thus, such Common Stock equivalents are excluded from the calculation.

      Pro Forma earnings per share for 1996 are based upon the 4,230,000 shares of Common Stock issued to the National Auto Partnership in conjunction with the Reorganization.

(3)   RETAINED INTEREST IN SECURITIZATIONS

      Retained Interest in Securitizations, net of writedowns, were $34.1 million and $31.6 million at December 31, 1998 and 1997. During 1998 and 1997, the Company wrotedown $23.1 million and $21.5 million of Retained Interest in Securitizations.

      Assumptions used to value the Retained Interests in Securitizations at December 31, 1998 and 1997 were as follows:

                                                                       1998                 1997
                                                                    --------           -----------

           Weighted average cumulative net loss rate                 14.00 %              12.88 %
           Weighted average cumulative prepayment rate               21.40 %              20.89 %
           Discount rate                                             14.00 %              14.00 %
           Level of required Cash Spread Account                      11.00%           7% to 11 %
           Rate of interest on Cash Spread Account                    4.85 %               5.50 %
           Weighted average interest rate on Loans                   19.35 %              19.01 %
           Weighted average yield on bonds and notes
             held by securitization investors                         6.12 %               6.15 %

      The Company has historically funded loans primarily through an asset securitization program consisting of (i) the securitized warehousing of all of its Loans through their daily sale ("Revolving Securitization") to a bankruptcy-remote master trust ("Master Trust") pursuant to the Revolving Securitization, followed by (ii) the transfer of such warehoused Loans from time to time by the Master Trust to a discrete trust ("Permanent Securitizations"), thereby creating additional availability of capital from the Master Trust.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates. Collectively, the Cash Spread Accounts and the Class C Certificate portion of Loan principal (Over-Collateralization Accounts), are held by the Company to collateralize the Master Trust are the components of the Spread Accounts. The Spread Accounts and Excess Spread Receivables are reflected collectively on the balance sheet as "Retained Interest in Securitizations."

      Periodically the Master Trust transfers Loans and Spread Account balances to Permanent Securitizations in exchange for cash, which is used to repay the Class B Certificates. Debt securities representing interests in the Permanent Securitizations are sold to third-party investors, who are repaid from cash flows from the Loans in the applicable Permanent Securitization. Excess Spread Receivables and return of Spread Accounts attributable to such Loans flow from the Permanent Securitization to the Company to the extent such funds are available.

      Until the completion of the Restructuring (see Note 13 - Subsequent Events), the Company was in violation of certain covenants with respect to the Master Trust, specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits.

      Under the financing structures the Company has used to date for its securitizations, certain excess cash flows generated by the Loans are retained in the Cash Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Cash Spread Accounts can vary depending on each transaction, the Company's agreements with Financial Security Assurance Inc., ("FSA") the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and the Overcollateralization Accounts, have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. Additionally, throughout 1998, the Company was required to maintain a minimum equity position in the Revolving Securitization of 14.0% of the net serviced receivables in the Master Trust, or 2.5 times net losses, whichever was greater. This minimum equity position currently consists of cash invested by the Company and overcollateralization in the form of the discount from the face amount of a Loan at which the Company is willing to purchase the Loan from an automobile dealer ("Dealer Discount") related to the principal balance of Loans. As of December 31, 1998 and 1997, the Company had a 14.00% and 10.01% minimum equity position investment in the Revolving Securitization. As of March 31, 1999, the Company has a 19.0% minimum equity position investment in the Revolving Securitization.

      Until the completion of the Restructuring (see Note 13 - Subsequent Events), in the event delinquencies or losses on the Loans exceeded certain levels in the Permanent Securitizations ("Trigger Events"), the terms of the Permanent Securitization: (i) required increased Cash Spread Account balances to be accumulated for the particular pool; (ii) restricted the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and
      (iii) in certain circumstances, required the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. Certain portfolio performance tests were not met at various times during 1998 with respect to the Permanent Securitization trusts formed in November 1995, November 1996, July 1997, and January 1998 resulting in additional cash retention in the Spread Accounts related to such Permanent Securitization trusts.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      Moreover, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an "Insurance Agreement Event of Default"), the Company will be in default under those insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In 1998, the Permanent Securitization trusts formed in November 1995, November 1996 and July 1997 experienced periodic Insurance Agreement Events of Default. Since the occurrence of those Insurance Agreement Events of Default, FSA has captured all excess cash flows from the four FSA-insured trusts. In April 1997, the Permanent Securitization trust formed in November 1995 experienced an Insurance Agreement Event of Default. In October 1997, the Company entered into an agreement with FSA that: (i) permanently waived the Insurance Agreement Event of Default; (ii) modified the portfolio performance tests described above to increase the thresholds through June 1998 for the Permanent Securitization trusts formed in November 1995 and 1996 (temporary revisions); (iii) increased the amount required to be retained in the Spread Account related to the November 1995 and 1996 trust to an amount generally equal to 11% of the then outstanding balance held by the securitization trust if the modified portfolio performance tests are not met; (iv) required the Company to cause the Spread Account for each FSA-insured securitization trust to be cross-collateralized to the Spread Accounts established in connection with each of its other FSA-insured securitization trusts; (v) permitted the Company to enter into the $10.0 million BankBoston Agreement; (vi) provided that FSA would consider providing credit enhancement for the Company's next Permanent Securitization; and (vii) provided for the issuance of 100,000 shares of Common Stock to FSA. In consideration for such agreement, the Company issued 100,000 shares of Common Stock to FSA and reduced gain on sale by $700,000 in 1997.

      The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 13 Subsequent Events and Note 14 - Liquidity and Going Concern.

      During the years ended December 31, the following activity took place with respect to securitizations:

                                                                   1998            1997             1996
                                                                --------        ---------         --------
                                                                         (dollars in thousands)

           Principal balance of Loans sold.................     $ 95,911        $ 187,383         $ 84,981
                                                                ========        =========         ========

           Weighted average interest rate on Loans
              sold during the period.......................        19.35%           19.24%           18.88%
                                                                ========        =========         ========

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


(4)   DEBT

      Notes payable at December 31, are as follows:

                                                                                       1998         1997
                                                                                     -------      -------
                                                                                      (in thousands)
      Revolving $1.5 million line of credit with First Union dated August 25,
           1997; matures March, 2001; interest payable monthly at LIBOR + 2.5%
           (8.07% and 8.47% at December 31, 1998 and 1997)                           $   734     $ 1,018

      Capital lease for equipment dated August 20, 1997 amended March 2, 1998 for additional equipment; matures
           November 2001; interest at 7.05%                                              283         279

      Other                                                                               --         317
                                                                                     -------     -------
                                                                                     $ 1,017     $ 1,614
                                                                                     ========    =======

      The balance of Senior Subordinated Notes payable was $53,578,000 and $34,546,000 as of December 31, 1998 and 1997. Such amounts are shown net of discounts as (discussed below) of $6.4 million and $5.5 million, respectively. The principal amount of the aggregate $60 million of Senior Subordinated Notes is due in December 2004 and bear interest at 11.875% per annum for the first three years, 12.875% per annum for year four, 13.875% per annum for year five, and 14.875% per annum thereafter, with interest payable quarterly.

      In March 1998, the Company completed a private placement (the "March Private Placement") of $20 million principal amount of Senior Subordinated Notes with detachable Warrants under terms similar to that of the December Private Placement. In December 1997, the Company completed a private placement (the "December Private Placement") of $10 million of the Company's Common Stock, $.01 per value ("Common Stock") and $40 million principal amount of Senior Subordinated Notes with detachable warrants to purchase Common Stock ("Warrants"). The December Private Placement of the $10 million in Common Stock resulted in the issuance of 1,904,762 shares of the Company's Common Stock at $5.25 per share. Additionally, a representative of each of two of the Senior Subordinated Noteholders who were also stock purchasers was elected to the Company's Board of Directors.

      In connection with the December Private Placement and the March Private Placement, the Company issued an aggregate of 1,632,685 detachable Warrants with a ten-year life, exercisable into Common Stock of the Company at $0.01 per share. The fair value of such Warrants was estimated to be based upon a share value of $5.25 for the December Private Placement and $3.37 for the March Private Placement, for a total of $7.5 million. Such amount is recorded as a discount to the related debt, as additional paid-in capital, and is being amortized over the life of the debt using the interest method. The effective interest rate, including the value of the Warrants, is approximately 15%.

      Until the completion of the Restructuring (see Note 13 - Subsequent Events), the Company was in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements pursuant to which it issued the $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net Worth covenant required that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus (c) 100% of the net proceeds from any public offering or private placement of Common Stock. The Adjusted Interest Expense covenant required generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      In December 1997, in connection with the consummation of the December Private Placement (as described above), the Company repaid the $12,000,000 senior subordinated notes held by J.P. Morgan Investment Management, Inc. on behalf of certain institutional investors (the "Morgan Notes"). In connection with the repayment of such debt in 1997, the Company recorded an extraordinary item for the write-off of related deferred financing costs of $720,000. Prior to the Company's Initial Public Offering (Offering) in January, 1997, the Morgan Notes had a 3% deferred interest coupon that accrued interest on a compounded basis and was payable in August, 2006, but was converted into 496,000 shares of common stock upon consummation of the Initial Public Offering.

      See Note 12 - Related Parties for a description of Junior Subordinated Notes.


(5)   DESCRIPTION OF CAPITAL STOCK

      The authorized capital stock of the Company consists of 20,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.01 per share, issuable in series (the "Preferred Stock").

      COMMON STOCK

      The holders of Common Stock will be entitled to receive dividends when and as dividends are declared by the Board of Directors of the Company out of funds legally available for such purpose, provided that if any shares of the Preferred Stock are outstanding at the time, the payment of dividends on the Common Stock or other distributions may be subject to the declaration and payment of full cumulative dividends on outstanding shares of Preferred Stock. Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of Common Stock are not entitled to preemptive, conversion or subscription rights.

      In the event of liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of the Preferred Stock, if any, outstanding.

      See Note 13 - Subsequent Events.

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

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      The Board of Directors has adopted a Certificate of Designation of the Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock"). The terms of 2,295 outstanding shares of Series A Preferred Stock are 7% cumulative dividend, payable quarterly; callable at stated value plus accrued dividends at the option of the Company; non-voting, except under certain circumstances; and with mandatorily redemption at stated value in January 2005. The Company has accrued approximately $120,000 and $41,000 in preferred stock dividends as of December 31, 1998 and 1997, which are included in the balance sheet category Mandatorily Redeemable Preferred Stock. The Company paid approximately $80,000 and $107,000 in preferred stock dividends during the years ended December 31, 1998 and 1997. Due to its losses, the Company has ceased paying quarterly dividends.

(6)   OTHER OPERATING EXPENSES

      Other operating expenses for the years ended December 31, consisted of the following:

                                                    1998          1997         1996
                                                    ----          ----         ----
                                                           (in thousands)

          Professional fees .................      $ 1,186      $ 1,037      $   181
          Rent expenses .....................          307          367          215
          Travel and entertainment ..........          311          387           68
          Management fees ...................          225          540          480
          Other .............................        2,515        1,271          811
                                                   -------      -------      -------
                                                   $ 4,544      $ 3,602      $ 1,755
                                                   =======      =======      =======


      Management fees represent fees paid to National Financial Companies LLC ("National Financial") for operational, legal, administrative and other services provided to the Company and its predecessors under a management agreement that was terminated in June 1998. See Note 12 - Related Party Transactions.

      Other includes an adjustment to reflect a cumulative change in accounting principle. Balances representing $474,144 of start-up have been written off in accordance with adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" for the year ended December 31, 1998. These costs had been capitalized in conjunction with the Company establishing a servicing center facility in Jacksonville, Florida.

(7)   COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments under various office and equipment leases as of December 31, 1998 are as follows:

      Year Ending                           Operating    Capital
      December 31,                            Leases      Leases       Total
      ------------                            ------      ------       -----
             (in thousands)
     1999 ..............................      $  732      $   88      $  820
     2000 ..............................         749          94         843
     2001 ..............................         766         101         867
     2002 ..............................         711        --           711
     2003 ..............................         438        --           438
                                              $3,396      $  283      $3,679
                                              ======      ======      ======

      Capital leases are included as a component of notes payable. Rent expense under operating leases was $965,000, $367,000 and $215,000 in 1998, 1997 and 1996, respectively.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

      On October 22, 1998, Pearl Peckerman, I.R.A., on behalf of herself and all others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors of the Company. Plaintiffs' allegations of liability are based on various theories of recovery, including alleged violations of Sections 11, 12(2), 15 and 20(a) of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. Plaintiffs are seeking compensatory damages, as the court deems appropriate.

      On December 4, 1998, Harvey Rooks, Rachel Rooks and Joyce Bornstein, on behalf of themselves and all others similarly situated, filed a putative class action complaint in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors of the Company. Plaintiffs' allegations of liability are based on various theories of recovery, including alleged violations of Sections 11, 12(2), 15 and 20(a) of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. Plaintiffs are seeking compensatory damages, as the court deems appropriate.

      Both the Peckerman and Rooks complaints focus on allegations surrounding the Company's 1997 restated financial statements, the interpretation of FASB No. 125 and the relationship between the Company and its prior outside service provider, Omni Financial Services of America, Inc.

      On February 5, 1999, the United States District Court for the Southern District of Florida ordered that these actions be consolidated. It is anticipated that the Plaintiffs will file a consolidated class action complaint styled In re National Auto Finance Company, Inc. Securities Litigation. Since the consolidated class action complaint has not yet been filed, the Company is presently unable to assess the merits of the claims, or determine whether the Company or the plaintiffs will attempt to add additional parties or claims. Litigation is subject to many uncertainties, and it is possible that the above action could be decided unfavorably. In addition, the Company may enter into discussions in an attempt to settle the pending litigation if it is in the best interests of the Company's stockholders to do so. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome or settlement of the pending litigation.

      The Company has directors' and officers' liability insurance policies that apply to this litigation with a liability limit of $5 million; two excess policies with liability limits of $2 million and $3 million, respectively. Each insurer has raised certain coverage defenses or denied coverage. The Company has engaged, and will continue to pursue appropriate strategies to protect and preserve its claims of full coverage under all such policies.

      The Company employs its executives pursuant to employment agreements with terms ranging from two to three years. The agreements provide for salary and incentive compensation including bonuses and stock option grants. The employment agreements provide for minimum compensation of $1.1 million in each of 1999 and 2000, and $326,000 in 2001.

      Pursuant to a registration rights agreement with the Company, First Union's partnership interest (See Note 12) was granted certain rights with respect to the registration under the Securities Act of Common Stock distributed to it by the National Auto Partnership (no such distribution has been made as of the date of this Form 10-K). Under the registration rights agreement, the First Union Partner can, in certain circumstances, require the Company to effect up to two registrations of any or all of the First Union Partner's share of Common Stock. The Company is not required to honor such request to register shares of Common Stock if the request is made within 90 days of a firm commitment underwritten public offering or before the expiration of any lock-up period required by the underwriters in connection therewith.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

(8)   INCOME TAXES

      The Company had no current income tax provision in 1998 and 1997 due to its losses incurred for tax purposes.

      Pro Forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the Partnerships filed income tax returns as taxable "C" corporations in 1996.

                                                  For the Year Ended December 31,
                                                  -------------------------------
                                                              1996
                                                              ----
                                                         (in thousands)
     Pro forma income tax adjustments (unaudited):
          Federal .....................................      $1,527
          State and local .............................         162
                                                             ------
                                                              1,689
                                                             ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of December 31 were:

                                                            1998           1997
                                                          --------       --------
                                                              (in thousands)
      DEFERRED TAX ASSETS (IN THOUSANDS):

     Securitized assets sold for financial statement
         purposes, financed for income tax purposes       $ 13,518             43
     Net operating loss carryforward                         6,160          1,543
     Total gross deferred asset                             19,678          1,586
                                                          --------       --------
     Less valuation allowance                              (19,678)        (1,457)
                                                          --------       --------
     Total deferred tax assets                                --              129
                                                          --------       --------

     DEFERRED TAX LIABILITIES:
     Other                                                    --              129
                                                          --------       --------

     Net deferred tax asset                               $   --             --
                                                          ========       ========

      As of December 31, 1998, the Company had a $16.4 million net operating loss for income tax purposes, of which $5.7 million will expire in 2012 and $10.7 million will expire in 2018. Due to the uncertainty of the realization of the net deferred tax assets, the Company has established a 100% valuation allowance. Under Section 382 of the Internal Revenue Code, any further significant change in ownership of the Company may limit the annual utilization of the tax net operating loss carryforward.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      The actual provision for income taxes for 1998, 1997 and pro forma income taxes for 1996 differ from the amounts computed by applying federal statutory rates to income before income taxes and extraordinary item due to:

                                                                 For the Year Ended December 31,
                                                             --------------------------------------
                                                               1998           1997           1996
                                                             --------       --------       --------
                                                                         (in thousands)
     Provision (benefit) computed at
       federal statutory rate of 34% ..................      $(11,418)      $ (6,269)      $  1,527
     State income taxes, net of federal
       tax benefit ....................................        (1,219)          (669)           162
     Change in deferred tax asset valuation
       allowance ......................................        12,637          1,457           --
     Deferred income liability recorded in
          conjunction with the reorganization .........          --            5,416           --
     Other ............................................          --               65           --
                                                             --------       --------       --------
                                                             $   --         $   --         $  1,689
                                                             ========       ========       ========


(9)   EMPLOYEE BENEFIT PLANS

      The Company adopted a 401(k) profit sharing plan (the "Plan") in August 1996 that is intended to be a tax-qualified defined-contribution plan. All employees of the Company, other than employees who work less than 1,000 hours per year, are eligible to participate in the Plan once they have completed three months of continuous service.

      Participating employees may contribute up to 15% of their compensation, with a current maximum contribution of $10,000 to the Plan on a pretax basis. The Company may make a matching contribution to each employee's account based on the amount of pretax contributions made by the employee.

      Currently, the Company is allocating a 50% match of the first 6% contributed by the employee, subject to certain legal limitations imposed on tax-qualified plans. Matching contributions by the Company are made regardless of profits and are allocated only to qualified participants on a monthly basis. Compensation expense related to the Plan was approximately $101,000, $75,000 and $21,000 in 1998, 1997 and 1996,
      respectively.

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

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


(10)  STOCK OPTION PLAN

      In 1996, the Board of Directors of the Company adopted the 1996 Share Incentive Plan (the "Plan"). The Plan provides for the granting of certain benefits in any one or a combination of (i) stock options, (ii) stock appreciation rights, (iii) stock awards, (iv) performance awards and (v) stock units. The aggregate number of shares of Common Stock that may be subject to such benefits, including stock options, is 500,000 shares of Common Stock (subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in-kind or other like change in capital structure or distribution).

      As of December 31, 1998, outstanding stock options with respect to shares of Common Stock under the Plan where held by the Company's directors, officers and key employees. The strike price of these options approximates the fair market value at the date of grant. Employee stock options vest one-third immediately and one-third in each of the following two years, respectively; and director stock options vest immediately. All stock options expire 10 years from the date of grant.

      A summary of stock option activity under the Plan is as follows:

                                                        Shares           Price Per Share
                                                      -----------      -------------------
      Balance, December 31, 1996....................           --        --          --
           Granted..................................      421,000      $ 3.25   to  $ 5.25
           Exercised................................           --        --          --
           Canceled.................................      (42,000)     $ 5.25   to  $ 5.25
                                                      -----------
      Balance, December 31, 1997....................      379,000
                                                      ===========

           Granted..................................      232,500      $  2.25  to  $  2.38
           Exercised................................           --
           Canceled.................................      223,500
                                                      -----------
      Balance, December 31, 1998....................      388,000
                                                      ===========

      The Company accounts for stock-based compensation plans under the intrinsic value method. The following presents, on a pro forma basis, net loss and net loss per common share assuming the Company utilized the fair value method of SFAS 123. The fair value of the options was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for 1998 and 1997: weighted average risk-free interest rate of 5.0%, volatility factor of the expected market price of the Company's Common Stock of 46.10 and 64.37, respectively in 1998 and 1997; and expected option lives of ten years. Fair value calculations assume no dividends will be paid on the Company's Common Stock.

      (thousands, except per share data)

      For the year ended December 31, 1998

                                                                   Basic and diluted
                                                                   -----------------
      Pro forma net loss............................                 $   (33,998)
                                                                     ===========
      Pro forma net loss per common share:..........
           Net loss.................................                 $     (3.76)
                                                                     ===========

      The weighted average fair value of options granted during 1998 was $1.47. The employee turnover factor for 1998 was none.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      For the year ended December 31, 1997

                                                                         Basic and diluted
                                                                         -----------------
      Pro forma net loss............................                        $(19,029)
                                                                            ========
      Pro forma net loss per common share:..........
           Before extraordinary gain................                        $  (2.58)
           Extraordinary item.......................                           (0.10)
                                                                            --------
           Net loss.................................                        $  (2.68)
                                                                            ========

      The weighted average fair value of options granted during 1997 was $1.95. The employee turnover factor for 1997 was none.

      The Company and certain of its executive officers executed employment agreements in which the Company agreed to grant such executive officers as a group an aggregate of up to 2,196,292 incentive stock options of the Company's Common Stock , subject to the ratification by the Company's Board of Directors and shareholder approval to amend the Company's existing stock option plan to increase the number of authorized shares of Common Stock reserved for future issuance of such shares upon exercise of such incentive stock options and the filing with the Securities and Exchange Commission of appropriate amendments to the existing Registration Statement on Form S-8 or in the alternative adoption of a new incentive stock option plan and the filing with the Securities and Exchange Commission of an additional Registration Statement on Form S-8. Accordingly, these option shares are not included above.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

o The carrying amounts of cash and cash equivalents have approximate fair value because of the short maturity of these instruments.

o Retained Interest in Securitizations is stated at estimated fair value.

o The fair value of the Junior Subordinated Notes is determined as the present value of expected future cash flows discounted at an interest rate for such borrowing that is based on a spread above the actual yield on Senior Notes. The fair value, calculated on such basis, was $1,546,000 and $1,450,000 at December 31, 1998 and 1997, respectively. The book value of such debt was $1,940,000 and $1,940,000 at December 31, 1998 and 1997, respectively.

o The fair value of Senior Subordinated Notes and notes payable is determined as the present value of expected future cash flows discounted at the interest rate currently offered to the Company, which approximates rates currently offered for Loans of similar terms to companies with comparable credit risk. The carrying amount approximates fair value.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


(12)  RELATED PARTY TRANSACTIONS

      NATIONAL FINANCIAL COMPANIES LLC ("NFC")

      The Company was previously party to a management agreement and a service agreement pursuant to which NFC provided operational, financial, legal, accounting, management, advisory and other administrative services relating to the management, business operations, assets and interests of the Company. This agreement was terminated in June 1998. Amounts paid to NFC pursuant to such agreements were $289,000, $884,000 and $603,000 in 1998, 1997 and 1996, respectively; $333,000 of the amount paid in 1997 was for services as described in the following paragraph. Gary L. Shapiro, the former Chairman and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer and a principal owner of NFC and National Auto Finance Corporation ("National Auto"), the general partner of the National Auto Partnership. National Auto Partnership owns a 22.1% beneficial interest in the Company. Keith B. Stein, Chief Executive Officer, Vice Chairman, Treasurer and a Director of the Company, was formerly a managing director of NFC.

      During 1997, NFC provided various services related to the December Private Placement. NFC received $333,000 in fees and reimbursements related to such services, which was treated as a cost of such offering.

      During 1998, NFC acquired a controlling interest in BNI, Inc. BNI is the vendor for the Company's Loan servicing software and hardware system. The Company paid BNI $859,000 and $644,000 in 1998 and 1997 for this system.

      JUNIOR SUBORDINATED NOTES

      The Junior Subordinated Notes are payable to certain affiliates of the Company on January 31, 2002, and accrue interest at eight percent (8%) per annum. Such debt is subordinated to all other debt of the Company. Interest expense recognized for this debt for the years ended December 31, 1998, 1997 and 1996 was $155,000, $201,000 and $580,000 respectively. See
      Note 13 - Subsequent Events .

      SENIOR SUBORDINATED NOTES

      As discussed in Note 4, in conjunction with the issuance of the Senior Subordinated Notes and Common Stock in December, 1997, representatives of each of the stock purchasers, who were also lenders of Senior Subordinated Notes, were elected to the Board of Directors. As discussed in Note 13, the Senior Subordinated Noteholders were granted the right to designate three additional representatives to the Board in conjunction with the Company's Restructuring.

      FIRST UNION

      Until March 1999, the Company was party to an agreement with First Union and certain of its affiliates (the "First Union Strategic Alliance") whereby First Union received a fee from the Company for each purchase of a Loan through a dealer relationship established as a result of the First Union Strategic Alliance. Fees paid to First Union under this arrangement were approximately $247,000, $400,000 and $137,000 in 1998, 1997 and 1996,
      respectively.

      For the years ended December 31, 1998 and 1997, approximately 44% and 43% of the Loans the Company purchased were attributable to Dealers established through the First Union Strategic Alliance.

      See Note 13 - Subsequent Events for a discussion of cancellation of the First Union Strategic Alliance.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      First Union has also served as underwriting and placement agent related to the Company's past securitizations. Underwriting fees paid and expense reimbursements related to securitizations were approximately $0, $425,000 and $392,000 in 1998, 1997 and 1996, respectively.

      First Union also owns 100% of the Class B or Senior Certificates related to the Master Trust. Such investment aggregated $69 million and $96 million at December 31, 1998 and 1997.

      First Union acted as placement agent related to the December 1997 Private Placement for which First Union received fees and expense reimbursements of $1.7 million.

      First Union received a fee of $25,000 in 1997 in conjunction with negotiation of amendments to the Company's Master Trust Agreement at December 31, 1997. As described in Note 4, the Company has a note payable to First Union with outstanding balances of $735,000 and $1.0 million as of December 31, 1998 and 1997, respectively, related to equipment financing.

      A subsidiary of First Union is a limited partner of the National Auto Partnership and holds a vested limited, minority interests in the National Auto Partnership.

(13)  SUBSEQUENT EVENTS

      COMPREHENSIVE FINANCIAL RESTRUCTURING

      On April 7, 1999, the Company completed a comprehensive financial restructuring (the "Restructuring") of its Senior Subordinated and Junior Subordinated Notes, resolved certain other issues with its Senior Subordinated Noteholders and Junior Subordinated Noteholders, entered into several loan facilities and arrangements with First Union, and modified certain of the terms of the insurance guarantee arrangements with FSA, related to the Company's securitized asset-backed bonds.

      The agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the elimination of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that, on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Assets Covenant"); the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999; (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes (and the interest on such interest) through the issuance of additional Senior Subordinated Notes, convertible into Common Stock at the conversion price of $.75 per share; (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company; (6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment 1,178,571 additional shares of Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to name three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



      The agreements and transactions with First Union provide for and include, among other things: (1) the extension of the Master Trust warehouse line for an additional two years (through March 31, 2001) and an increase in the amount the Master Trust may borrow under such facility from $75 million to $85 million; the interest rate for this facility is established at LIBOR + 1.5%; (2) the commitment by First Union to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's securitizations; the interest rate for this commitment is established at LIBOR + 5%; (3) a revolving credit facility enabling the Company to borrow up to $8 million for working capital purposes, secured by the Company's Residual Interest in Securitizations; the interest rate for this facility is established at LIBOR + 5% and (4) waiver of existing violation of certain covenants with respect to the Master Trust, specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits.

      The agreements and transactions with the Junior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches under the Junior Subordinated Notes; (2) the granting to the Company of the option to pay during the period ending January 31, 2002 up to one hundred percent (100%) of the interest owed on the Junior Subordinated Notes (and the interest on such interest) through the issuance of additional Junior Subordinated Notes that are convertible into Common Stock at the conversion price of $.75 per share; (3) the granting to the designees of the Senior Subordinated Noteholders to the Company's Board of Directors an irrevocable proxy to vote the 4,230,000 shares of Common Stock held by National Auto Finance Company, LP (a limited partnership controlled by certain of the Junior Subordinated Noteholders) in all matters as to which such shares are entitled to vote;
      (4) the execution and delivery of full and complete releases by and among the Company, the Senior Subordinated Noteholders, the Junior Subordinated Noteholders, National Auto Finance Company, LP, their respective officers, directors, affiliates, and other parties related to each of such parties; and (5) the granting of a covenant not to sue in the future by the Junior Subordinated Noteholders, National Auto Finance Company, LP, and affiliates of and other parties related to each of such parties in favor of the Company, the Senior Subordinated Noteholders, their respective officers, directors, affiliates, and other parties related to both such parties.

      The agreements and transactions with FSA provide for and include, among other things: (1) the resetting of the cash spread accounts in each of the Company's term asset-backed securitizations that have been guaranteed by FSA to 11% of the outstanding principal balance of the receivables in each of such securitizations for the remaining term of such securitizations (the Company has already funded all such spread accounts above such 11% level and, therefore, expects to receive in June 1999, from the trustee of each such securitizations a distribution of all amounts previously funded in excess of such 11% level, anticipated to be approximately $3.0 million); (2) the elimination of all portfolio performance maintenance requirements that, if otherwise violated, would have resulted in the trapping of cash flows to over fund such cash spread accounts; (3) the resetting of the portfolio performance requirements that, if violated, would constitute a default under the insurance guaranty agreements issued by FSA, to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations; and (4) the waiver of all past breaches and defaults of portfolio performance requirements, the result of which is to enable the Company to resume the receipt of excess cash flow under each of the Company's term asset-backed securitizations that have been guaranteed by FSA.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


      FIRST UNION STRATEGIC ALLIANCE

      In March of 1999, First Union announced publicly that it was exiting the indirect auto finance business due to realigned business strategies. As a result, the Company's referral agreement with First Union has been terminated. The Company will, nonetheless, continue the relationships it has established with, and continue to actively service the First Union-related Dealers. The Company will not, however, be obligated to pay to First Union referral fees related to business obtained through those Dealers. The Company's loan volume may be materially, adversely affected by the termination of the First Union Strategic Alliance. The Company will continue its relationship with First Union through certain credit facilities as described more fully above.

(14)  LIQUIDITY AND GOING CONCERN

      The Company has suffered significant losses from operations during 1998 and 1997, has a capital deficiency as of December 31, 1998, has experienced Insurance Agreement Events of Default with respect to its permanent securitizations and at December 31, 1998 was in violation of various covenants related to its borrowings and the Master Trust. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in the following paragraph.

      The Company's business requires substantial cash to support the funding of Cash Spread Accounts for its securitizations, issuance costs of its securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of Loans purchased and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis and its negative operating cash flow is expected to continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities.

      As discussed in Note 13 - Subsequent Events, on April 7, 1999, the Company completed a comprehensive financial restructuring. As the result of the Restructuring, (1) the Company may pay 50% of its interest expense on its Senior Subordinated Notes over the two-year period ending March 31, 2001 by issuing additional senior subordinated notes, thereby reducing its cash requirements, a reduction from $6.9 million in 1998 to $3.6 million over the four quarters ending March 31, 2000; (2) the Company's may defer cash interest payments on its Junior Subordinated Notes January 31, 2002; (3) the Company's receipt of excess cash flows from its four Permanent Securitization Trusts insured by FSA and from its Master Trust has resumed (in April 1999, the Company received a total of $3.0 million from such Trusts); as of March 31, 1999, the minimum equity position has increased to 19.0% of net serviced receivables relative to the requirements of the restructure of the Master Trust Facility, and assuming no further Insurance Agreement Events of Default under certain amended agreements with FSA (which were amended to reset the portfolio performance requirements to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations), such excess cash flows will continue to be received by the Company (the Company estimates it will receive an additional approximately $5 million in the aggregate from such trusts in the months of May and June 1999); (4) the Company will be able to fund a portion of the subordinated credit enhancements required for its future securitizations through the sale of up to $20 million of subordinated asset-backed securities to First Union; and (5) the Company may borrow up to $8 million for working capital purposes under its new two-year working capital facility with First Union, secured by its ESRs.

      Further, the Company's business plan for the next two years contemplates an increase in overall revenue and cash flow over 1998 through the gradual but steady increase in loan origination volume, the sale of ancillary Loan products (such as GAP insurance, which covers exposure to uninsured losses, and warranty products), the aggressive collection of late fees and deficiency balances, and increased servicing fees through the servicing of a larger owned portfolio as well as third-party servicing. Although there can be no assurance that the Company will successfully execute this business plan, both the Restructuring and the business plan were designed and implemented to enable the Company, among other things to increase its cash flow and stabilize its financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning the executive officers and directors of the Company as of April 26, 1999 is set forth below:

Name                          Age      Position with the Company
----                          ---      -------------------------
Keith B. Stein.............   41       Vice Chairman, Chief Executive Officer, Treasurer and Director
William G. Magro............. 49       Executive Vice President, Chief Operating Officer
Thomas Costanza............   33       Vice President and Chief Financial Officer
Stephen Veth...............   50       Vice President, Secretary and General Counsel
Brent E. Wombolt...........   40       Vice President, Operations and Loan Originations
James E. Shuler............   38       Vice President, Sales and Marketing
Joseph Glick...............   36       Vice President, Collections and Customer Service
Joseph P. Donlan...........   52       Director
Peter Offermann............   54       Director
David W. Young.............   56       Director

      Keith B. Stein has been Chief Executive Officer of the Company since May 1998, and was the Chief Financial Officer of the Company from February 1998 to August 1998, Vice Chairman, Treasurer and a Director of the Company since January 1997, and was Secretary of the Company from October 1994 to June 1997 and Executive Vice President of the Company from October 1994 to January 1997. Mr. Stein was a Managing Director of National Financial Companies LLC from January 1995 to May 1998. Mr. Stein served from March 1993 to September 1994 as Senior Vice President, Secretary and General Counsel of WestPoint Stevens Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP, outside counsel to the Company. Mr. Stein has served as a director of DVL, Inc., a public company engaged in the real estate finance business, since September 1996.

      William G. Magro has been the Chief Operating Officer of the Company since January 1998, Executive Vice President of the Company since October 1994 and was President of the Financial Services Division of the Company from September 1997 to June 1998. Mr. Magro served from January 1985 to August 1994 as a Director of Collection and Client Services for Omni Financial Services of America ("OFSA"). Mr. Magro served from January 1972 to December 1984 as a Collection Supervisor and a Dealer Relations Supervisor at General Motors Acceptance Corp.

      Thomas Costanza has been the Vice President and Chief Financial Officer of the Company since August 1998. Mr. Costanza served as Corporate Controller and acting Chief Financial Officer with Golf Technology Holding Corp. from October 1996 to July 1998. Mr. Costanza held a management position with Barnett Bank Inc.'s corporate audit group from July 1994 to October 1996.

      Stephen Veth has been the Vice President, Secretary and General Counsel of the Company since March 1999. Mr. Veth served as Vice President and Legal Counsel of First Street Mortgage Corp. from September 1997 to December 1998. Mr. Veth was General Counsel of EquiCredit Corporation from July 1990 to August 1997.

      Brent E. Wombolt has been Vice President of the Company since February 1998 and Assistant Vice President of the Company from May 1997 to January 1998. Mr. Wombolt held various positions with First Merchants Acceptance Corporation from March 1995 through July 1996. Mr. Wombolt held various positions with OFSA from December 1984 through February 1995.

      James E. Shuler has been Vice President of the Company since February 1998 and from May 1996 to February 1998 held various positions with the Company. Mr. Shuler was employed by TranSouth Financial Service, a consumer finance company, from September 1994 to February 1998. Mr. Shuler held various positions with OFSA from August 1988 to September 1994.

      Joseph Glick has been Vice President of the Company since March 1999, Assistant Vice President since August 1998, Director since March 1998, and Manager since January 1997. Mr. Glick held various positions with World Omni Financial Corporation from September 1988 to October 1995 including Customer Service Manager, Accelerated Management Training Candidate, Corporate Trainer, and Collection Supervisor.

      Joseph P. Donlan has been a Director of the Company since December 1997 and is a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Donlan has held a number of positions with Brown Brothers Harriman & Co. ("Brown Brothers") since 1970, and is currently Co-manager of The 1818 Mezzanine Fund, L.P., a $250 million private equity fund. Prior to his current position, Mr. Donlan was the Manager of Brown Brothers' US Banking Department with responsibility for managing five banking groups engaged in international trade finance, domestic commercial finance, financial advisory service and private placement activities. Mr. Donlan is also a Director of the J.H. Heafner Company, System One Service, Inc. and One Call Medical, Inc.

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

      David W. Young has been a Director of the Company since December 1997. From June 1995 to January 1999, Mr. Young served as the Chief Investment Officer of The Progressive Corporation, a $4.8 billion property and casualty company. Prior to that time, Mr. Young served as Senior Managing Director of Progressive Partners from July 1988 to June 1995. Prior to joining Progressive Partners in 1988, Mr. Young was a Vice President with Salomon Brothers, Inc. from November 1983 to July 1988.

ELECTION OF DIRECTORS

      Pursuant to the Certificate of Incorporation and By-laws of the Company, the Board of Directors consists of such number of directors as the Board of Directors determines from time to time. The number of directors of the Board of Directors is currently set at nine and currently consists of four directors. The directors are divided into three classes. The initial term of office of the first class of directors ("Class I Directors") expired at the Annual Meeting of the Company's stockholders in June 1997 and such directors were re-elected at that meeting for a three-year term expiring at the Annual Meeting of the Company's stockholders in 2000. The initial term of office of the second class of directors ("Class II Directors") and the third class of directors ("Class III Directors") will expire at the Annual Meeting of the Company's stockholders with respect to the years 1998 and 1999, respectively. The terms of office of each class of directors are staggered so that the terms of no more than one class of directors will expire in any one year.

      At each Annual Meeting of stockholders, the directors elected to succeed those whose terms then expire are elected for a term of office to expire at the third succeeding Annual Meeting of stockholders, with each director holding office until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. The number of Class I Directors currently is set at three directors, and currently consists of Mr. Stein, Vice Chairman, Chief Executive Officer and Treasurer of the Company, and Mr. Offermann. The number of Class II Directors currently is set at three directors all of which positions are currently vacant. The number of Class III Directors is currently set at three directors, and currently consists of Mr. Donlan, Mr. Young and a vacant seat. In conjunction with the Company's Restructuring, the Senior Subordinated Noteholders were granted the right to name three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. Although such designees have not yet been identified to the Board, it is anticipated that they will be identified and elected to the Board within the next sixty days.



Messrs. Donlan and Young were named to the Company's Board of Directors in December 1997, pursuant to certain rights to nominate directors granted to The 1818 Mezzanine Fund, LP (the "1818 Fund") and Progressive Investment

Company (and an affiliate thereof) (collectively, "Progressive"), respectively, under the December 1997 Securities Purchase Agreement.

      The following former Directors resigned their positions in the months indicated: Mr. Roy E. Tipton (June 1998); Mr. Stephen L. Gurba (June 1998); Mr. Gary L. Shapiro (December 1998); and Mr. Morgan M. Schuessler (April 1999).


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         In 1997 and 1998, all stock ownership reports to be filed by officers and directors of National Auto Finance Company, Inc. were filed timely.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

The following table sets forth information concerning total compensation earned by or paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company employed as of December 31, 1998, and Messrs. Tipton and Adams, who served as executive officers during 1998, but were not serving in such capacity as of December 31, 1998 (the "named executive officers") during fiscal 1998, 1997 and 1996 for services rendered to the Company.

                                                                                             Long-Term
                                                                                            Compensation
                                                          Annual Compensation                  Awards
                                       -------------------------------------------------    ------------
                                                                                 Other
                                                                                 Annual      Securities    All Other
                                                                                 Compen-    Underlying     Compensa-
Name and Principal Position            Year(1)       Salary       Bonus(1)       sation     Options/SARs     tion
---------------------------            -------       ------       --------       ------     ------------   ---------
Keith B. Stein (2)                      1998       $  257,808   $  150,000       $ -- (3)      85,000     $      --
    Chief Executive Officer             1997               --       75,000        --           37,500            --
                                        1996               --           --        --               --            --

William G. Magro                        1998          173,748       90,000         -- (3)      30,000        76,838 (5)
    Executive Vice President,           1997          130,000       55,000         -- (3)      35,000        30,077 (5)
      Chief Operating Officer           1996          110,571       40,839         -- (3)         --         11,041 (5)

Roy E. Tipton (6)                       1998          107,660           --         -- (3)          --       125,000 (6)
    Former President                    1997          155,000       68,750         -- (3)      65,000        25,000 (4)
                                        1996          130,000       59,131         -- (3)          --            --

Joel Ronkin (8)                         1998          135,683       42,000         -- (3)      10,000            --
    Former Vice President, Secretary    1997           53,680       20,000         -- (3)       5,000            --
      and General Counsel               1996               --           --         --              --            --

Martin Mattone (8)                      1998          129,472       33,000         -- (3)      15,000            --
    Former Vice President               1997           83,740           --         -- (3)          --            --
      Loan Originations/Asset           1998               --           --         --              --            --
      Remarketing

Kevin G. Adams (7)                      1998          110,982           --         -- (3)          --        30,063 (7)
    Former Sr. Vice President           1997          115,000       75,000         -- (3)      27,000           --
      Finance                           1996          105,000       35,630         -- (3)          --           --

Brent Wombolt                           1998          121,288       20,000         -- (3)       7,500           --
    Vice President, Operations          1997           78,751       40,000         -- (3)      15,000           --
      and Loan Originations             1996               --           --         --              --           --

-----------------
(1) Bonuses for senior management for services rendered in a given year are determined by the Compensation Committee of the Board. These bonuses are paid by the end of March of the year following the awarding of bonuses. See "--Employment Agreements."

(2) No compensation was received directly from the Company in 1997 and 1996. The Company, however, paid fees and costs to NFC, pursuant to a management and service agreement, for the rendering of various services in support of the Company's operations. Mr. Stein was formerly a Managing Director of NFC.

(3) Reflects immaterial amounts that, in the aggregate, are below reportable thresholds with respect to 401(k) contributions made by the Company in accordance with the Company's 401(k) Plan and reimbursement for certain monthly automobile expenses.

(4) Reflects a bonus for the execution by Mr. Tipton of an extension of his employment contract with the Company.

(5) Reflects amounts paid to Mr. Magro for relocation expenses in 1998, 1997 and 1996, respectively.

(6) Reflects a payment for the severance by Mr. Tipton of his employment contract with the Company. Mr. Tipton resigned his position with the Company effective June 1998.

(7) Reflects a payment to Mr. Adams for severance of his employment with the Company. Mr. Adams' position with the Company terminated effective October 1998 in conjunction with the Company's move from Boca Raton, Florida to Jacksonville, Florida.

(8)   Mr. Ronkin and Mr. Mattone resigned their positions effective March 1999.

No stock appreciation rights were awarded to, earned by or paid to the named executive officers during the fiscal year ended December 31, 1998.

DIRECTOR COMPENSATION

      Directors who are also employees of the Company (including Keith B. Stein, Vice-Chairman and Chief Executive Officer) receive no extra compensation or retainer fees for their service as members of the Board of Directors or any committee thereof. Prior to 1998, independent non-employee directors of the Company received an annual retainer of $10,000. In addition, each independent non-employee director received $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee attended, plus, in each case, expenses incident to attendance at such meetings. Since April 1998, the Board suspended fees payable to Directors. Stock options exercisable for shares of Common Stock are granted to independent non-employee directors of the Company pursuant to the Company's 1996 Share Incentive Plan in order to provide such directors an opportunity to acquire a proprietary interest in the Company through automatic, non-discretionary awards of Common Stock, and thus to create in such directors an increased interest in and a greater concern for the welfare of the Company. The purchase price of the Common Stock covered by such options was set at the fair market value of such Common Stock on the date of grant, and when such option shares were repriced, the purchase price was set at least at the fair market value of the Common Stock on the date of such repricing. These options are fully exercisable on the first anniversary of the date of grant. In 1997, the Company granted to each independent non-employee director of the Company stock options to acquire 10,000 shares of Common Stock.

EMPLOYMENT AGREEMENTS

      The Company employs each of Keith B. Stein, Vice Chairman, Chief Executive Officer, Treasurer and Director; William G. Magro, Executive Vice President and Chief Operating Officer; Thomas Costanza, Vice President and Chief Financial Officer; Brent E. Wombolt, Vice President, Operations and Loan Originations; and James E. Shuler, Vice President, Sales and Marketing pursuant to employment agreements. The agreements provide for salary and incentive compensation including bonuses and stock option grants. The employment agreements have been disclosed in their entirety, filed as attachments to the Company's June 30, 1998 Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998.

OPTION GRANTS

      The following table sets forth stock options granted in 1998 to each of the Company's executive officers named in the Summary Compensation Table. The Company did not issue any stock appreciation rights. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms for the executive officers named in the Summary Compensation Table at assumed compound rates of stock appreciation of 0%, 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                  Individual Grants
                                 -----------------------------------------------------------------------------------
                                                Percent
                                                of Total
                                 Number of      Options/                                 Potential Realizable Value
                                  Securities      SARs                                   at Assumed Annual Rates
                                 Underlying    Granted to   Exercise                    of Stock Price Appreciation
                                  Options/     Employees    or Base                            For Option Term(a)
                                    SARs        in Fiscal   Price    Expiration         ----------------------------
      Name                       Granted(#)       Year      ($/Sh)      Date               5% ($)        10% ($)
      ----                       ----------       ----      ------      ----               ------        -------
      Keith B. Stein                85,000         36%    $ 2.25        2009              $     0      $     0
      William G. Magro              30,000         12       2.25        2009                    0            0
      Martin Mattone                15,000          6       2.25        2009                    0            0
      Joel Ronkin                   10,000          4       2.25        2009                    0            0
      Brent Wombolt                  7,500          3       2.25        2009                    0            0

      (a) These amounts, based on assumed appreciation rates of 5% and 10%, the rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

      In conjunction with employment agreements that the Company's executive officers executed during 1998, the Company agreed to grant such executive officers as a group an aggregate of 3,027,222 incentive stock options of the Company's Common Stock, subject to the ratification by the Company's Board of Directors and shareholder approval to amend the Company's existing stock option plan to increase the number of authorized shares of stock reserved for future issuance of such shares upon exercise of such incentive stock options, and the filing with the Securities and Exchange Commission of appropriate amendments to the existing Registration Statement on Form S-8, or in the alternative adoption of a new incentive stock option plan and the filing with the Securities and Exchange Commission of an additional Registration Statement on Form S-8. Such options are therefore not included in the table above shares are therefore not included in the table above.

     There were no shares acquired on exercise of stock options and no gains realized upon exercise in 1998 by the Company's named executive officers. The following table sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 1998 and the aggregate gains that would have been realized had these options been exercised on December 31, 1998, even though these options were not exercised on December 31, 1998. The Company did not issue stock appreciation rights.

                            FY-END OPTION/SAR VALUES

                           Number of Securities
                          Underlying Unexercised             Value of Unexercised In-The-
                           Options/SARs at FY-                Money Options/SAR at Fiscal
                                 End (#)                           Year End (a) ($)
                       ----------------------------          -----------------------------
Name                   Exercisable    Unexercisable          Exercisable     Unexercisable
----                   -----------    -------------          -----------     -------------
Keith B. Stein          122,500               --              $   --            $ --
William G. Magro         33,334           31,666                  --              --
Brent Wombolt            12,500           10,000                  --              --
Joel Ronkin               6,666            8,334                  --              --
Martin Mattone            5,000           10,000                  --              --
James Shuler             12,500           10,000                  --              --

(a)   None of the options were in the money as of December 31, 1998.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 26, 1999, by (i) each person who is known by the Company to own beneficially 5.0% or more of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes all persons listed have sole voting power and investment power with respect to such shares.

                  Name and Address                                       Number of
                  of Beneficial Ownership (1)(2)                         Shares(8)   Percent(8)
                  ------------------------------                         ---------   ----------
National Auto Finance Company LP (3)............................         4,230,000      22.1%
    Via Mizner Financial Plaza, Suite 200
    700 South Federal Highway
    Boca Raton, Florida  33432
The Progressive Investment Company, Inc.........................         3,863,623      20.2%
    3 Parklands Drive
    Darien, Connecticut  06820
The 1818 Mezzanine Fund, LP.....................................         3,534,618      18.4%
    59 Wall Street
    New York, New York  10005
The Structured Finance High Yield Fund, LLC.....................         2,950,814      15.4%
    One Gateway Center
    Newark, New Jersey  07102
CEDE & Co. Depository Trust Company, as trustee (4).............         2,412,024      12.6%
    7 Hanover Square - 23rd  Floor
    New York, New York  10004
ManuLife Financial..............................................         1,438,302       7.5%
    45 Milk Street, Suite 600
    Boston, Massachusetts 02109
Keith B. Stein (5)..............................................           122,500       *
William G. Magro................................................            43,889       *
Brent E. Wombolt................................................            15,833       *
James E. Shuler.................................................            15,833       *
Peter Offermann.................................................            10,000       *
Joseph P. Donlan (6)............................................            10,000       *
David W. Young (7)..............................................            10,000       *
    All directors and executive officers as a group
        (7 persons).............................................           228,055       1.1%

-------------------
*   Represents less than 1.0%

(1) The business address of each of the directors and current executive officers listed in the table above is c/o National Auto Finance Company, Inc., 10302 Deerwood Park Blvd. Suite 100, Jacksonville, Florida 32256.

(2) Except as otherwise indicated, includes total number of shares outstanding and the number of shares that each person has the right to acquire within 60 days from April 26, 1999 through the exercise of stock options granted to certain officers and directors (See Note 10 of the Notes to the Financial Statements) or warrants issued to the Senior Subordinated Noteholders. Warrants included are 593,761 for Structured Finance High Yield Fund LLC, 415,570 for 1818 Mezzanine Fund LP, 363,623 for Progressive Investment Company and 259,730 for ManuLife Financial. Amounts shown exclude shares that each person has the right to acquire after 60 days from April 26, 1999 through the exercise of options.

(3) The general partner of the National Auto Partnership is National Auto Finance Corporation ("National Auto"). National Auto holds a 1% general partner interest in the National Auto Partnership. The limited partners of the National Auto Partnership include, among others, Ironbrand Capital, LLC, a wholly-owned subsidiary of First Union National Bank ("First Union Partner"), Keith B. Stein and William G. Magro. The remaining limited partners of the National Auto Partnership hold the balance of the limited partner economic interests. Except for the First Union Partner, each limited partner of the National Auto Partnership has the right to vote on certain matters specified in the National Auto Partnership agreement commensurate with each such limited partner's respective economic limited partner interest. In accordance with the National Auto Partnership agreement, the consent of the First Union Partner is generally required before the National Auto Partnership may take certain fundamental actions. Pursuant to the Restructuring (see Note 13 of the Notes to Financial Statements), the National Auto Partnership has granted an irrevocable proxy to the Board designees of the Senior Subordinated Noteholders to vote the 4,230,000 shares of Common Stock held by the National Auto Partnership in all matters as to which such shares are entitled to vote.

(4) Includes shares held by CEDE & Co. Depository Trust Company, as trustee and as investment manager and agent for an institutional investor.

(5) Excludes shares held by the National Auto Partnership. Each such person disclaims beneficial ownership with respect to such shares.

(6) Mr. Donlan is the Co-manager of the 1818 Mezzanine Fund, LP, which holds 3,534,620 shares of the Company's Common Stock and Warrants to purchase 415,570 shares of the Company's Common Stock at $0.01 per share.

(7) Mr. Young was formerly the Chief Investment Officer of the Progressive Investment Company, Inc., which holds 3,500,000 shares of the Company's Common Stock and Warrants to purchase 363,623 shares of the Company's Common Stock at $0.01 per share.

(8) The numbers reflected in the table do include the additional shares of Common Stock issued pursuant to the Restructuring (see Note 13 of the Notes to Financial Statements - Subsequent Events).


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

REORGANIZATION

      The National Auto Partnership and Auto Credit Clearinghouse LP ("ACCH Partnership") were organized in October 1994 and September 1995, respectively, and conducted the business of the Company until January 29, 1997. On that day, in connection with the closing of the Company's Initial Public Offering, (i) the assets and liabilities of the ACCH Partnership were transferred to the National Auto Partnership, (ii) the ACCH Partnership was dissolved, and (iii) immediately thereafter the assets and liabilities of the National Auto Partnership were transferred to the Company in exchange for all of the Common Stock then outstanding and all of the preferred stock of the Company then outstanding (the "Reorganization"). Directors and executive officers of the Company had a direct and material interest in certain transactions that constituted the Reorganization as described below. The Company believes that the terms of such transactions were as favorable as those that could have been obtained from an unaffiliated third party.


FIRST UNION

    Lending

      First Union is the sole holder of the Class B Certificates that relate to the Revolving Securitization.


    Placement Agent and Underwriting

      First Union Capital Markets Corp. ("FUCMC"), a wholly owned subsidiary of First Union Corporation has served as placement agent for the Senior Subordinated Notes. FUCMC has also privately placed and acted as underwriter for a public offering of asset-backed securities of the Company in connection with the Company's securitization transactions and may continue to act as placement agent or underwriter for the Company's future securitization and financing activities.

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

      In addition, if the Company proposes to file a registration statement under the Securities Act with respect to an offering by the Company, in certain circumstances the First Union partner can exercise piggy-back registration rights to request participation in the offering. The Company is not required to honor in full, any such request to register shares of Common Stock if such request would reduce the number or amount of securities to be issued by the Company in any such offering to an amount which, in the opinion of the Board of Directors of the Company, is below that which is necessary to accomplish the purposes of such offering and in the best interests of the Company. Furthermore, if an underwritten offering and the underwriter delivers a written opinion that marketing considerations require a limitation on the number of securities to be sold, then the First Union Partner's piggy-back registration rights will be reduced pro rata to the extent necessary to comply with the underwriter's recommendations.

   First Union Partner

      The First Union Partner is a limited partner of the National Auto Partnership and holds a vested limited, minority interests in the National Auto Partnership.

   First Union Strategic Alliance

      In March of 1999, First Union announced publicly that it was exiting the indirect auto finance business due to realigned business strategies. As a result, the Company's referral agreement with First Union has been terminated. The Company will, nonetheless, continue the relationships it has established with, and continue to actively service, the First Union-related Dealers. The Company will not, however, be obligated to pay to First Union referral fees related to business obtained through those dealers. The Company's loan volume may be materially adversely affected by the termination of the First Union Strategic Alliance.


SENIOR SUBORDINATED NOTES

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

      On April 7, 1999, the Company completed a comprehensive financial restructuring, including its Senior Subordinated Notes, which resolved certain issues with its Senior Subordinated Noteholders. More specifically, the agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the elimination of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Asset Covenant"); the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999; (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes (and the interest on such interest) through the issuance of additional Senior Subordinated Notes that are convertible into Common Stock at the conversion price of $.75 per share; (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company; (6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment 1,178,571 shares of additional Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to name three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board.

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

JUNIOR SUBORDINATED NOTES

      During 1994, Gary L. Shapiro, Edgar A. Otto and Stephen L. Gurba loaned $1,525,000, $3,675,000 and $123,733, respectively, to the Company. During 1995,
Messrs. Shapiro and Otto loaned $539,000 and $342,000, respectively, to the Company. During 1995, Nova Financial Corporation and Nova Corporation, each of which is a privately-held corporation controlled by Messrs. Shapiro and Otto, loaned $100,000 and $1,115,000, respectively, to the Company. During 1996, Nova Corporation loaned $700,000 to the Company. All of such loans were made on a junior subordinated basis and in exchange for the Junior Subordinated Notes. Each of the Junior Subordinated Notes bears interest at a rate of 8.0% per annum payable quarterly in arrears and matures on December 20, 2004. During 1996, the Company repaid $511,000 and $461,000 to Messrs. Shapiro and Otto, respectively. In January 1997, a portion of the Company's proceeds from the Initial Public Offering were used to repay $2,594,186, $1,302,131, $1,122,361, $90,018 and
$72,754 to Mr. Otto, Nova Corporation, Mr. Shapiro, Mr. Gurba and Nova Financial Corporation, respectively. During January and April 1998, the Company paid the Junior Subordinated Noteholders interest totaling $77,406. No payments of principal or interest have been paid since that date. As of December 31, 1998, the Company owed approximately $2.1 million (including $155,000 of accrued and unpaid interest) on the Junior Subordinated Notes. The Company believes that the terms of each of the Junior Subordinated Notes are as favorable as could have been obtained from an unaffiliated third party.

      On April 7, 1999, the Company completed a comprehensive financial restructuring including its Junior Subordinated Notes and resolved certain other issues with its Junior Subordinated Noteholders. The agreements and transactions with the Junior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches under the Junior Subordinated Notes; (2) the granting to the Company of the option to pay during the period ending January 31, 2002 up to one hundred percent (100%) of the interest owed on the Junior Subordinated Notes (and the interest on such interest) through the issuance of additional Junior Subordinated Notes that are convertible into Common Stock at the conversion price of $.75 per share; (3) the granting to the designees of the Senior Subordinated Noteholders to the Company's Board of Directors an irrevocable proxy to vote the 4,230,000 shares of Common Stock held by National Auto Finance Company, LP (a limited partnership controlled by certain of the Junior Subordinated Noteholders) in all matters as to which such shares are entitled to vote; (4) the execution and delivery of full and complete releases by and among the Company, the Senior Subordinated Noteholders, the Junior Subordinated Noteholders, National Auto Finance Company, LP, their respective officers, directors, affiliates, and other parties related to each of such parties; and (5) the granting of a covenant not to sue in the future by the Junior Subordinated Noteholders, National Auto Finance Company, LP, and affiliates of and other parties related to each of such parties in favor of the Company, the Senior Subordinated Noteholders, their respective officers, directors, affiliates, and other parties related to both such parties.

MANAGEMENT AND SERVICE AGREEMENTS

      The Company was previously party to a management agreement and a service agreement pursuant to which NFC provided operational, financial, legal, accounting, management, advisory and other administrative services relating to the management, business operations, assets and interests of the Company. This agreement was terminated in June of 1998. Amounts paid to NFC pursuant to such agreements were $225,000, $884,000 and $603,000 in 1998, 1997 and 1996, respectively; $333,000 of the amount paid in 1997 was for services as described in the following paragraph. Gary L. Shapiro, the former Chairman and Chief Executive Officer of the Company is the Chairman and Chief Executive Officer and a principal owner of National Financial and National Auto Finance Corporation ("National Auto"), the general partner of the National Auto Partnership. Keith
B. Stein, Chief Executive Officer, Vice Chairman, Treasurer and a Director of the Company, was formerly a managing director of National Financial.

      National Auto holds a 1% general partner interest in the National Auto Partnership. A majority of the outstanding capital stock of National Auto is owned collectively by Messrs. Shapiro and Otto. The limited partners of the National Auto Partnership include, among others, the S Associates, the O Associates, the First Union Partner, Keith B. Stein, Roy E. Tipton, William G. Magro, and Kevin G. Adams. Messrs. Stein and Magro, who are executive officers of the Company (and Mr. Stein is a director of the Company) hold minimal minority limited partner interests of the National Auto Partnership. Mr. Shapiro, who was formerly Chairman of the Board and Chief Executive Officer of the Company, is the trustee of a trust that owns all of the outstanding capital stock of the general partner of S Associates. Mr. Otto owns all of the outstanding capital stock of the general partner of O Associates. The remaining limited partners of the National Auto Partnership hold the balance of the limited partner economic interests.

INDEBTEDNESS OF MANAGEMENT

      In 1997, the Company loaned Mr. Magro $100,000, pending the sale of his home residence in Palm Beach County in connection with his relocation to Jacksonville to manage the Company's Financial Services Division. As part of Mr. Magro's agreement to relocate to Jacksonville, the Company agreed to forgive all or a portion of that loan based on the sale price of Mr. Magro's residence. Mr. Magro sold his residence in March 1998 and paid the Company $59,146 towards the principal owed on the $100,000 Loan. Accordingly, the Company forgave $40,854 of the Loan and reimbursed Mr. Magro for his personal tax liability associated with the forgiven loan amount.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits

Number   Description       Method of Filing

3.1      Certificate of Incorporation of the Company.(1)

3.1-1    Certificate of the Designations, Preferences and Rights of the Series A
Preferred Stock of the Company.(3)

3.2      By-laws of the Company.(1)

4.1      Specimen Certificate of Common Stock.(4)

4.2 Promissory Note, dated October 31, 1994, payable by National Auto Finance Company LP to the order of Gary L. Shapiro.(1)

4.2-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance LP to the order of Gary L. Shapiro.(3)

4.3 Promissory Note, dated October 6, 1994, payable by National Auto Finance Company LP to the order of Edgar A. Otto.(1)

4.3-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company LP to the order of Edgar A. Otto.(3)

4.4 Promissory Note, dated November 8, 1994, payable by National Auto Finance Company LP to the order of Stephen L. Gurba.(1)

4.4-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by national Auto Finance Company LP to the order of Stephen L. Gurba.(3)

4.5 Promissory Note, dated March 27, 1995, payable by National Auto Finance Company LP to the order of Nova Financial Corporation.(1)

4.5-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company LP to the order of Nova Financial Corporation.(3)

4.6 Promissory Note, dated May 1, 1995, payable by National Auto Finance Company LP to the order of Nova Corporation.(1)

4.6-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company LP to the order of Nova Corporation.(3)

4.7 Securities Purchase Agreement (the "Securities Purchase Agreement") by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc., and Manufacturers Life Insurance Company (U.S.A.) dated December 22, 1997.(5)*

4.7-1    Waiver and Amendment No. 1 to the Securities Purchase Agreement, dated
March 27, 1998, by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc. and Manufacturers Life Insurance Company.(5)*

4.8 Form of Senior Subordinated Promissory Note issued pursuant to the Securities Purchase Agreement.(5)*

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

10.1 Second Amended and Restated Agreement of Limited Partnership of National Auto Finance Company LP, dated as of September 1, 1995, by and among National Auto Finance Corporation, The S Associates Limited Partnership, The O Associates Limited Partnership, Stephen L. Gurba, Craig Schnee, Roy E. Tipton, Blane H. MacDonald, Michael B. Colley, Irwin I. Kent, William G. Magro, Kevin G. Adams, Kamala R. Chapman, Keith B. Stein, Colleen S. McMillen, Richard H. Steffer, Tim Rooney, Lynn Dunham-Sirota and IronBrand Capital, LLC.(1)

10.1-1   First Amendment to Second Amended and Restated Partnership Agreement,
dated December 1, 1996.(3)

10.2     1996 Share Incentive Plan.(3)

10.3     401(k) Plan.(1)

10.4 Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and William G. Magro.(3)

10.4-1   First Amendment to Employment Agreement, dated as of May 27, 1997, between National Auto Finance Company, Inc. and William G. Magro.(5)*

10.5     [ Intentionally Omitted ]

10.5-1   [ Intentionally Omitted ]

10.6     [ Intentionally Omitted ]

10.7     [ Intentionally Omitted ]

10.8 Receivables Purchase Agreement, dated as of December 8, 1994, by and between National Auto Finance Company LP, as Seller, and NAFCO Funding Trust, as Purchaser.(1)

10.9 Promissory Note, dated December 8, 1994, payable by NAFCO Funding Trust to the order of National Auto Finance Company LP(1)

10.10 NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company LP, as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.10-1 Consent and Amendment, dated as of July 2, 1996, to NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company LP, as the Administrator, and Bankers Trust Company, as Trustee.(5)*

10.11 Series 1994-R, Class B Supplement, dated as of December 8, 1994, to the Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company LP, as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.12 Trust Agreement, dated as of October 5, 1994, between National Auto Finance Corporation and Bankers Trust.(1)

10.13 First Amendment and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, between National Auto Finance Company LP, as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee and Gary L. Shapiro and Edgar A. Otto, as Co-Trustees.(1)

10.14 Amended and Restated Servicing Agreement, dated as of December 5, 1994, by and between World Omni Financial Corp. and National Auto Finance Company LP(1)

10.14-1 Amendment to Amended and Restated Servicing Agreement, dated as of September 6, 1995, by and among World Omni Financial Corp. and National Auto Finance Company LP(5)*

10.14-2 Second Amendment to Amended and Restated Servicing Agreement, dated as of June 24, 1997, by and between Omni Financial Services of America, Inc., as assignee of World Omni Financial Corp., and National Auto Finance Company, Inc., as assignee of National Auto Finance Company LP(5)*

10.14-3 Third Amendment to the Amended and Restated Servicing Agreement, dated as of September 12, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.14-4 Fourth Amendment to the Amended and Restated Servicing Agreement, dated as of October 12, 1997, by and between Omni Financial Services of America, Inc.(5)*

10.14-5 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. ("WOFC"), as Servicer, and National Auto Finance Company LP, dated as of November 21, 1995 by and between Omni Financial Services of America, Inc., as assignee of WOFC ("Servicer") and NAFCO.(1)

10.14-6 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. (WOFC) and National Auto Finance Company LP (NAFCO), dated as of November 13, 1996 by and between Omni Financial Services of America, Inc., as assignee of WOFC, and NAFCO.(2)

10.14-7 Supplement to Amended and Restated Servicing Agreement, December 5, 1994, as amended as of October 1, 1995 and November 13, 1996, dated as of July 23, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.14-8 Supplement to Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, June 24, 1997 and July 21, 1997 and supplemented as of November 21, 1995, November 13, 1996, July 12, 1997 and September 19, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(5)*

10.15 Certificate Purchase Agreement, dated as of December 8, 1994, among NAFI Funding Trust, National Auto Finance Company LP, as Initial Administrator and First Union National Bank of North Carolina.(1)

10.16    [ Intentionally Omitted ]

10.16-1 First Amendment of Management Agreement, dated as of January 1, 1996, by and between National Auto Finance Company LP, Auto Credit Clearinghouse LP and National Auto Finance Corporation.(1)

10.16-2 Second Amendment to Management Agreement, dated as of January 1, 1997, by and among National Auto Finance Corporation, National Auto Finance Company, Inc., National Auto Finance Company, LP and National Financial Companies LLC.(5)*

10.17    [ Intentionally Omitted ]

10.17-1 First Amendment to Services Agreement, dated as of January 1, 1996, by and between National Auto Finance Corporation and National Financial Corporation.(1)

10.17-2 Second Amendment to Services Agreement, dated as of January 1, 1997, by and between National Auto Finance Corporation, National Auto Finance Company, Inc. and National Financial Companies LLC.(5)*

10.18 Pooling and Servicing Agreement, dated as of October 1, 1995, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company LP, as Master Servicer, and Harris Trust and Savings Bank, as Trustee.(1)

10.19 Assignment Agreement, dated as of October 1, 1995, between Bankers Trust Company, as Trustee, and National Financial Auto Funding Trust.(1)

10.20 Transfer Agreement No. 1, dated as of October 1, 1995, between National Financial Auto Funding Trust and Harris Trust and Savings Bank.(1)

10.21 Insurance and Indemnity Agreement, dated as of November 21, 1995, among Financial Security Assurance, Inc., National Financial Auto Funding Trust and National Auto Finance Company LP(1)

10.22 Indemnification Agreement, dated as of November 21, 1995, among Financial Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.(1)

10.23 Master Spread Account Agreement, dated as of November 21, 1995, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(1)

10.24 Financial Guaranty Insurance Policy (Policy No.: 50522-N), together with Endorsement No. 1 thereto, dated November 13, 1996, issued by Financial Security Assurance Inc. in favor of Harris Trust and Savings Bank, as trustee for the benefit of the Certificate Holders.(1)

10.25 Custodial Agreement, dated as of November 21, 1995, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company LP, as Master Servicer.(1)

10.26 Amendment, dated as of November 21, 1995, to the First Amended and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, among National Auto Finance Company LP, as Depositor, The Chase Manhattan Bank
(USA), as Owner Trustee, and Gary L. Shapiro, Edgar Otto A. and Andrew Stidd, as Co-Trustees.(1)

10.27    Form of Indemnification Agreement.(4)

10.28 Assignment and Assumption Agreement, dated as of October 7, 1996, between National Auto Finance Company, Inc. and National Auto Finance Company LP(1)

10.29 Pooling and Servicing Agreement, dated as of October 21, 1996, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company LP, as Servicer, and Harris Trust and Savings Bank, as Trustee.(2)

10.30 Purchase and Contribution Agreement, dated as of October 21, 1996, by and between National Auto Finance Company LP and National Financial Auto Funding Trust.(2)

10.31 Assignment Agreement, dated as of October 21, 1996, between Bankers Trust Company and National Financial Auto Funding Trust II.(2)

10.32 Master Spread Account Agreement, dated as of November 13, 1996, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and Collateral Agent.(2)

10.33 Insurance and Indemnity Agreement, dated as of November 13, 1996, among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company LP(2)

10.34 Sale Agreement, dated as of October 21, 1996, by and between National Financial Auto Funding Trust and National Financial Auto Funding Trust II.(2)

10.35 Transfer Agreement No. 1, dated as of November 13, 1996, by National Financial Auto Funding Trust as Transferor to Harris Trust and Savings Bank, as Trustee, pursuant to a Pooling and Servicing Agreement, dated as of October 21, 1996.(2)

10.36 Form of Financial Guaranty Insurance Policy issued by Financial Security Assurance Inc.(2)

10.37 Lease Agreement, dated as of June 16, 1997, by and between CTC Investments II Limited and National Auto Finance Company, Inc.(5)*

10.37-1 First Amendment to Lease Agreement dated June 16, 1997 by and between CTC Investments II Limited and National Auto Finance Company, Inc. dated October 1, 1997.(5)*

10.38 Referral Agreement, dated as of April 15, 1996, by and between First Union National Bank of North Carolina and Auto Credit Clearinghouse LP(4)

10.39 Trust Agreement, dated as of July 21, 1997, between National Financial Auto Funding Trust and Wilmington Trust Company, as trustee.(5)*

10.40 Indenture, dated as of June 29, 1997, by and between National Auto Finance 1997-1 Trust and Harris Trust and Savings Bank as Trustee.(5)*

10.41 Sale and Servicing Agreement, dated as of June 29, 1997, by and among National Auto Finance 1997-1 Trust, as Seller, National Financial Auto Finance 1997-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

10.42 Financial Guaranty Insurance Policy, dated as of July 23, 1997, delivered by Financial Security Assurance, Inc.(5)*

10.43 Purchase and Contribution Agreement, dated June 29, 1997, by and between National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)*

10.44 Sale Agreement, dated as of June 29, 1997, by and between National Financial Auto Funding Trust II and National Financial Auto Funding Trust.(5)*

10.45 Indemnification Agreement, dated as of July 23, 1997, by and among Financial Security Assurance Inc., National Finance Auto Funding Trust and First Union Capital Markets Corp.(5)*

10.46 Amendment No. 1 dated 1997, by and among National Financial Auto Funding Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995 and Master Spread Account Agreement dated as of November 13, 1996, in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(5)*

10.47 Amendment No. 1 dated October 1, 1997, among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc. to Insurance and Indemnity Agreement dated as of November 21, 1995 and Insurance and Indemnity Agreement dated as of November 13, 1996 in each case among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc.(5)*

10.48 Amendment to First Amended and Restated Trust Agreement dated as of December 8, 1994 among National Auto Finance Company, Inc., the Trustee, and the Co-Trustees, and Section 10.03 of the Trust Agreement dated as of December 8, 1995 among National Auto Finance Company, Inc., the Trustee and the Co-Trustees, made as of October 1, 1997 among National Auto Finance Company, Inc., The Chase Manhattan Bank Delaware, as Trustee of National Financial Auto Funding Trust II and National Financial Auto Funding Trust II and the co-trustee of such trusts.(5)*

10.49 Investment Agreement dated as of October 1, 1997 by and between National Auto Finance Company, Inc. and FSA Portfolio Management, Inc.(5)*

10.50 Revolving Credit Agreement dated as of September 29, 1997 among National Auto Finance Company, Inc. and BankBoston, N.A., for itself and as agent for the other lending institutions named therein.(5)*

10.50-1 Amendment Agreement No. 1 to Revolving Credit Agreement dated October 1, 1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.50-2 Amendment Agreement No. 2 to Revolving Credit Agreement dated December 19, 1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.50-3 Amendment Agreement No. 3 to the Revolving Credit Agreement, dated March 19, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(5)*

10.50-4 Amendment Agreement No. 4 to the Revolving Credit Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(5)*

10.51 Trademark Collateral Security and Pledge Agreement dated as of September 29, 1997, between National Auto Finance Company, Inc. and BankBoston, N.A., for itself and other banking institutions.(5)*

10.52 Pledge Agreement made as of September 29, 1997 by and among National Auto Finance Company, Inc., National Chartered Auto Corporation and BankBoston, N.A.(5)*

10.53 Note dated as of September 29, 1997 payable by National Auto Finance Company, Inc. to BankBoston, N.A., as agent.(5)*

10.54    [ Intentionally Omitted ]

10.55    [ Intentionally Omitted ]

10.56    [ Intentionally Omitted ]

10.57 Lease Agreement dated April 8, 1996, by and between CanPro Investments Ltd. and National Auto Financial Corporation or its assignee Auto Credit Clearinghouse.(5)*

10.58 Software License, Support and Usage Agreement dated as of February 14, 1997 by and between BNI, Inc. and National Auto Finance Company LP(5)*

10.58-1 First Amendment to Software License, Support and Usage Agreement dated as of December 15, 1997 by and between BNI, Inc. and National Auto Finance Company LP(5)*

10.59 Software Sublicense, Support and Usage Agreement dated as of February 17, 1997, by and between Pinnacle Portfolio Services LLC and National Auto Finance Company, Inc.(5)*

10.60 Consent and Amendment, dated as of September 25, 1997, between National Financial Auto Funding Trust, National Auto Finance Company, Inc., First Union National Bank and Bankers Trust Company, as Trustee of National Financial Auto Receivables Master Trust.(5)*

10.61 Security Agreement, dated as of September 29, 1997, between National Auto Finance Company, Inc. and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.62    [Intentionally Omitted.]

10.63 Amendment, dated as of September 25, 1997, to Pooling and Servicing Agreements, dated as of October 1, 1995 and October 21, 1996, each among National Financial Auto Funding Trust, National Auto Finance Company, Inc., as successor to National Auto Finance Company LP, and Harris Trust and Savings Bank, as trustee.(5)*

10.64 Waiver letter of Financial Assurance Inc., dated as of September 25, 1997, to National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)*

10.65    [Intentionally Omitted.]

10.66 Insurance and Indemnity Agreement, among Financial Security Assurance Inc., National Auto Finance 1997-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of July 23, 1997.(5)*

10.67 Master Spread Account Agreement, dated as July 23, 1997, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(5)*

10.68 Custodial Agreement, dated as of July 23, 1997, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(5)*

10.69 $1.5 million Promissory Note, dated as of August 25, 1997, payable by National Auto Finance Company, Inc. to First Union National Bank.(5)*

10.70 Security Agreement, dated as of August 25, 1997, delivered by National Auto Finance Company, Inc. to First Union National Bank.(5)*

10.71 Loan Agreement, dated as of August 25, 1997, by and between First Union National Bank and National Auto Finance Company, Inc.(5)*

10.72 Voting Agreement by and among The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc. and National Auto Finance Company, L.P dated December 22, 1997.(5)*

10.73 Restated Registration Rights Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc. and Certain Investors.(5)*

10.74 Junior Subordination Agreement, dated as of March 27, 1998, among BankBoston, N.A., The 1818 Mezzanine Fund, LP, PC Investment Company, Manufacturers Life Insurance Company (U.S.A.), Nova Financial Corporation, Nova Corporation, The Structured Finance High Yield Fund, LLC and National Auto Finance Company, Inc.(5)*

10.75 Indenture, dated as of December 15, 1997, by and between National Auto Finance 1998-1 Trust and Harris Trust and Savings Bank at Trustee.(5)* 10.76 Sale and Servicing Agreement, dated as of December 15, 1997, by and among National Auto Finance 1998-1 Trust, as Seller, National Financial Auto Finance 1998-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

10.77 Insurance and Indemnity Agreement, among Financial Security Assurance Inc., National Auto Finance 1998-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of January 20, 1998.(5)*

10.78 Master Spread Account Agreement, dated as January 20, 1998, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(5)*

10.79 Custodial Agreement, dated as of January 20, 1998, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(5)*

10.80 Sale Agreement, dated as of December 15, 1997, by and between National Financial Auto Funding Trust Il and National Financial Auto Funding Trust.(5)*

10.81 Trust Agreement, dated as of December 15, 1997, between National Financial Auto Funding Trust and Wilmington Trust Company.(5)*

10.82 Purchase and Contribution Agreement, dated December 15, 1997, by and between National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(5)*

10.83 Assignment Agreement, dated as of December 15, 1997, between Bankers Trust Company and National Financial Auto Funding Trust II.(5)*

10.84 Indemnification Agreement, dated as of January 20, 1998, by and among Financial Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.(5)*

10.85 Amendment, dated as of January 20, 1998, by and among National Financial Auto Funding Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995, Master Spread Account Agreement dated as of November 13, 1996, and Master Spread Account Agreement dated as of July 23, 1997 in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(5)*

10.86 Referral Agreement, dated as of February 26, 1998, by and between U.S. Bank, N.A. and Auto Credit Clearinghouse, a division of National Auto Finance Company, Inc.(5)*

10.87 Restructuring Agreement, dated as of April 7, 1999 by and among the Company, National Auto Finance Company, L.P., National Auto Finance Corporation, The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc. Manufacturers Life Insurance Company (U.S.A.), and The Structured Finance High Yield Fund, LLC. (6)

10.88 Revolving Credit, Term Loan and Security Agreement dated as of March 31, 1999 by and among National Auto Funding Trust, the Company and First Union National Bank. (6)

10.89 Note Exchange Agreement dated as of April 7, 1999 by and among the Company, Nova Financial Corporation, Nova Corporation, Stephen L. Gurba, Edgar Otto and Gary L. Shapiro. (6)

10.90 Amended and Restated Junior Subordination Agreement, dated as of April 7, 1999 among The 1818 Mezzanine Fund, L.P., PC Investment Company, Manufacturers Life Insurance Company (U.S.A.), The Structured Finance High Yield Fund, and others, and the Company. (6)

10.91 Release and Consent Not to Sue, dated as of April 7, 1999 by National Auto Finance Company L.P., National Auto Finance Corporation, Nova Financial Corporation, Nova Corporation, Gary L. Shapiro, Edgar A. Otto, and Stephen L. Gurba for itself or himself and on behalf of others, releasing the Company and others from certain claims, etc.

10.92 Release dated as of April 7, 1999 by The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc., Manufacturers Life Insurance Company (U.S.A.), and The Structured Finance High Yield Fund, LLC for itself and other named Releasors releasing the Company and other named Releasees. (6)

10.93 Amended and Restated Pooling and Administration Agreement, dated as of December 8, 1994 and restated in its entirety as of April 7, 1999 by and among National Financial Auto Funding Trust II, the Company and Bankers Trust Company.
(6)

10.94 Amendment One to Back-up Servicing Agreement, dated as of March 31, 1999 by and among CSC Logic/MSA LLP, the Company, First Union National Bank and Bankers Trust, as trustee and National Financial Auto Funding Trust II. (6)

10.95 Consent and Amendment, dated as of March 31, 1999 by and among National Financial Auto Funding Trust II, the Company, First Union National Bank and Bankers Trust Company, as trustee. (6)

10.96 Reissuance of Series 1994-R class B Certificate registered in the name of First Union National Bank as owner of a fractional undivided interest in the National Financial Auto Receivables Master Trust. (6)

10.97 Certificate Agreement, dated as of March 31, 1999 between National Chartered Auto Corporation and the Company. (6)

10.98 Consent and Amendment, dated as of March 31, 1999 to the Pooling and Servicing Agreement dated as of October 1, 1995, and the Pooling and Servicing Agreement, dated as of October 21, 1996 each among National Financial Auto Funding Trust, the Company, and Harris Trust and Savings Bank, as trustee. (6)

10.99 National Auto Finance Company, Inc. Owner Trustee and National Financial Auto Funding Trust Indenture Trustee Irrevocable Instruction Letter dated as of March 31, 1999 addressed to Wilmington Trust Company, as Owner Trustee, Harris Trust and Savings Bank, as Trustee, and Chase Manhattan Bank Delaware, as Trustee, each as trustee to various trusts. (6)

10.100 Amendment to Trust Agreement dated as of March 31, 1999 of the First Amended and Restated Trust Agreement dated as of December 8, 1994 among the Company, Chase Manhattan Bank Delaware, as Trustee and certain other Co-Trustees. (6)

10.101 Agreement for Monitoring and Back-up Servicing, dated as of March 31, 1999 among the Company, CSC Logic/MSA LLP and Financial Security Assurance Inc.
(6)

10.102 Amendment to Custodian Agreement, dated as of March 31, 1999 to the Custodian Agreement, dated as of October 15, 1998, by and among Harris Trust and Savings Bank as Custodian, the Company as Administrator and Harris Trust and Savings Bank as trustee of various trusts. (6)

10.103 Supplement to Back-up Servicing Agreement, dated as of March 31, 1999 by and among National Auto Funding Trust, the Company and Harris Trust and Savings Bank to the Back-up Servicing Agreement dated as of March 31, 1999. (6)

10.104 Agreement and Amendment, dated as of March 31, 1999 among Financial Security Assurance Inc., National Financial Auto Funding Trust, the Company, National Auto Finance 1997-1 Trust and National Auto Finance 1998-1 Trust to Insurance and Indemnity Agreements dated as of November 21, 1995, November 13, 1996, July 23, 1997 and January 20, 1998 in each case among Financial Security Assurance Inc., National Financial Auto Funding Trust and the Company and with respect to the Insurance and Indemnity Agreement dated as of July 23, 1997, also among National Auto Finance 1997-1 Trust and with respect to the Insurance and Indemnity Agreement dated as of January 20, 1998 also among National Auto Finance 1998-1 Trust. (6)

10.105 Agreement and Amendment dated as of March 31, 1999 among Financial Security Assurance Inc., National Financial Auto Funding Trust, Harris Trust and Savings Bank, to Series 1996-1 Supplement, Series 1997-1 Supplement and Series 1998-1 Supplement each dated as of March 31, 1998 to the First Amended and Restated Master Spread Account Agreement dated as of March 31, 1998. (6)

11.1     Earnings Per Share(5)

23.1     Consent of BDO Seidman, LLP(5)

23.2     Consent of KPMG Peat Marwick LLP(5)

27.1     Financial Data Schedule(5)

-------------------
*  Filed in the form executed.

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

(5)      Filed herewith.

(6) Incorporated by reference to the Company's Form 10-K/A to be filed with the Commission as soon as practicable after the filing hereof.

Reports on Form 8-K

On November 16, 1998, the Company filed a Form 8-K announcing (a) the Company's third quarter 1998 results; (b) the execution of a term sheet with its Senior Subordinated Noteholders and certain of its equityholders; (c) that the Company has requested a hearing before the NASDAQ Stock Market, Inc. regarding the Company's listing status; and (d) the filing of a securities class action lawsuit against the Company and certain of its current and former officers and directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL AUTO FINANCE COMPANY, INC.


April 26, 1999                                  By: /s/  KEITH B. STEIN
                                                   ----------------------------
                                                Name:    Keith B. Stein
                                                Title:   Vice Chairman, Chief
                                                         Executive Officer and
                                                         Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ KEITH B. STEIN
----------------------------                Chief Executive Officer             April 26, 1999
Keith B. Stein                              (principal executive officer)


/s/ THOMAS COSTANZA
----------------------------                Vice President, Chief Financial     April 26, 1999
Thomas Costanza                             Officer (principal accounting
                                            and financial officer)


/s/ JOSEPH P. DONLAN
----------------------------                Director                            April 26, 1999
Joseph P. Donlan


/s/ PETER OFFERMANN
-----------------------------               Director                            April 26, 1999
Peter Offermann


/s/ DAVID W. YOUNG
----------------------------                Director                            April 26, 1999
David W. Young

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

3.1      Certificate of Incorporation of the Company.(1)

3.1-1    Certificate of the Designations, Preferences and Rights of the Series A
Preferred Stock of the Company.(3)

3.2      By-laws of the Company.(1)

4.1      Specimen Certificate of Common Stock.(4)

4.2      Promissory Note, dated October 31, 1994, payable by National Auto
Finance Company LP to the order of Gary L. Shapiro.(1)

4.2-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance LP to the order of Gary L. Shapiro.(3)

4.3      Promissory Note, dated October 6, 1994, payable by National Auto
Finance Company LP to the order of Edgar A. Otto.(1)

4.3-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company LP to the order of Edgar A. Otto.(3)

4.4      Promissory Note, dated November 8, 1994, payable by National Auto
Finance Company LP to the order of Stephen L. Gurba.(1)

4.4-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by national Auto Finance Company LP to the order of Stephen L. Gurba.(3)

4.5      Promissory Note, dated March 27, 1995, payable by National Auto Finance
Company LP to the order of Nova Financial Corporation.(1)

4.5-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company LP to the order of Nova Financial
Corporation.(3)

4.6      Promissory Note, dated May 1, 1995, payable by National Auto Finance
Company LP to the order of Nova Corporation.(1)

4.6-1    Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company LP to the order of Nova Corporation.(3)

4.7 Securities Purchase Agreement (the "Securities Purchase Agreement") by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, LP, PC
Investment Company, Progressive Investment Company, Inc., and Manufacturers Life
Insurance Company (U.S.A.) dated December 22, 1997.(5)*

4.7-1    Waiver and Amendment No. 1 to the Securities Purchase Agreement, dated
March 27, 1998, by and among National Auto Finance Company, Inc., The 1818
Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc.
and Manufacturers Life Insurance Company.(5)*

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

4.12     Warrant, issued March 27, 1998, executed by National Auto Finance
Company, Inc.(5)*

10.1     Second Amended and Restated Agreement of Limited Partnership of
National Auto Finance Company LP, dated as of September 1, 1995, by and among
National Auto Finance Corporation, The S Associates Limited Partnership, The O
Associates Limited Partnership, Stephen L. Gurba, Craig Schnee, Roy E. Tipton,
Blane H. MacDonald, Michael B. Colley, Irwin I. Kent, William G. Magro, Kevin G.
Adams, Kamala R. Chapman, Keith B. Stein, Colleen S. McMillen, Richard H.
Steffer, Tim Rooney, Lynn Dunham-Sirota and IronBrand Capital, LLC.(1)

10.1-1   First Amendment to Second Amended and Restated Partnership Agreement,
dated December 1, 1996.(3)

10.2     1996 Share Incentive Plan.(3)

10.3     401(k) Plan.(1)

10.4     Employment Agreement, dated as of July 1, 1996, between National Auto
Finance Company, Inc. and William G. Magro.(3)

10.4-1   First Amendment to Employment Agreement, dated as of May 27, 1997, between National Auto Finance Company, Inc. and William G. Magro.(5)*

10.5     [ Intentionally Omitted ]

10.5-1   [ Intentionally Omitted ]

10.6     [ Intentionally Omitted ]

10.7     [ Intentionally Omitted ]

10.8 Receivables Purchase Agreement, dated as of December 8, 1994, by and between National Auto Finance Company LP, as Seller, and NAFCO Funding Trust, as
Purchaser.(1)

10.9 Promissory Note, dated December 8, 1994, payable by NAFCO Funding Trust to the order of National Auto Finance Company LP(1)

10.10    NAFCO Auto Receivables Master Trust Pooling and Administration
Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as
Transferor, National Auto Finance Company LP, as the Administrator, and Bankers
Trust Company, as Trustee.(1)

10.10-1  Consent and Amendment, dated as of July 2, 1996, to NAFCO Auto
Receivables Master Trust Pooling and Administration Agreement, dated as of
December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto
Finance Company LP, as the Administrator, and Bankers Trust Company, as
Trustee.(5)*

10.11    Series 1994-R, Class B Supplement, dated as of December 8, 1994, to the
Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO
Funding Trust, as Transferor, National Auto Finance Company LP, as the
Administrator, and Bankers Trust Company, as Trustee.(1)

10.12    Trust Agreement, dated as of October 5, 1994, between National Auto
Finance Corporation and Bankers Trust.(1)

10.13 First Amendment and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, between National Auto Finance Company LP, as
Depositor, The Chase Manhattan Bank (USA), as Owner Trustee and Gary L. Shapiro and Edgar A. Otto, as Co-Trustees.(1)


10.14 Amended and Restated Servicing Agreement, dated as of December 5, 1994, by and between World Omni Financial Corp. and National Auto Finance Company
LP(1)

10.14-1  Amendment to Amended and Restated Servicing Agreement, dated as of
September 6, 1995, by and among World Omni Financial Corp. and National Auto
Finance Company LP(5)*

10.14-2 Second Amendment to Amended and Restated Servicing Agreement, dated as of June 24, 1997, by and between Omni Financial Services of America, Inc., as assignee of World Omni Financial Corp., and National Auto Finance Company, Inc., as assignee of National Auto Finance Company LP(5)*

10.14-3 Third Amendment to the Amended and Restated Servicing Agreement, dated as of September 12, 1997, by and between Omni Financial Services of America,
Inc. and National Auto Finance Company, Inc.(5)*

10.14-4 Fourth Amendment to the Amended and Restated Servicing Agreement, dated as of October 12, 1997, by and between Omni Financial Services of America,
Inc.(5)*

10.14-5 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial
Corp. ("WOFC"), as Servicer, and National Auto Finance Company LP, dated as of
November 21, 1995 by and between Omni Financial Services of America, Inc., as assignee of WOFC ("Servicer") and NAFCO.(1)

10.14-6 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial
Corp. (WOFC) and National Auto Finance Company LP (NAFCO), dated as of November
13, 1996 by and between Omni Financial Services of America, Inc., as assignee of WOFC, and NAFCO.(2)

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

10.15    Certificate Purchase Agreement, dated as of December 8, 1994, among
NAFI Funding Trust, National Auto Finance Company LP, as Initial Administrator and First Union National Bank of North Carolina.(1)

10.16    [ Intentionally Omitted ]

10.16-1 First Amendment of Management Agreement, dated as of January 1, 1996, by and between National Auto Finance Company LP, Auto Credit Clearinghouse LP and National Auto Finance Corporation.(1)

10.16-2 Second Amendment to Management Agreement, dated as of January 1, 1997, by and among National Auto Finance Corporation, National Auto Finance Company,
Inc., National Auto Finance Company, LP and National Financial Companies
LLC.(5)*

10.17    [ Intentionally Omitted ]

10.17-1 First Amendment to Services Agreement, dated as of January 1, 1996, by and between National Auto Finance Corporation and National Financial
Corporation.(1)

10.17-2 Second Amendment to Services Agreement, dated as of January 1, 1997, by and between National Auto Finance Corporation, National Auto Finance Company,
Inc. and National Financial Companies LLC.(5)*



10.18 Pooling and Servicing Agreement, dated as of October 1, 1995, by and among National Financial Auto Funding Trust, as Transferor, National Auto
Finance Company LP, as Master Servicer, and Harris Trust and Savings Bank, as
Trustee.(1)

10.19    Assignment Agreement, dated as of October 1, 1995, between Bankers
Trust Company, as Trustee, and National Financial Auto Funding Trust.(1)

10.20    Transfer Agreement No. 1, dated as of October 1, 1995, between National
Financial Auto Funding Trust and Harris Trust and Savings Bank.(1)

10.21    Insurance and Indemnity Agreement, dated as of November 21, 1995, among
Financial Security Assurance, Inc., National Financial Auto Funding Trust and
National Auto Finance Company LP(1)

10.22    Indemnification Agreement, dated as of November 21, 1995, among
Financial Security Assurance Inc., National Financial Auto Funding Trust and
First Union Capital Markets Corp.(1)

10.23    Master Spread Account Agreement, dated as of November 21, 1995, among
National Financial Auto Funding Trust, Financial Security Assurance Inc. and
Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(1)

10.24 Financial Guaranty Insurance Policy (Policy No.: 50522-N), together with Endorsement No. 1 thereto, dated November 13, 1996, issued by Financial
Security Assurance Inc. in favor of Harris Trust and Savings Bank, as trustee for the benefit of the Certificate Holders.(1)

10.25    Custodial Agreement, dated as of November 21, 1995, by and between Omni
Financial Services of America, Inc., as custodian, and National Auto Finance
Company LP, as Master Servicer.(1)

10.26    Amendment, dated as of November 21, 1995, to the First Amended and
Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, among National Auto Finance Company LP, as Depositor, The Chase Manhattan Bank
(USA), as Owner Trustee, and Gary L. Shapiro, Edgar Otto A. and Andrew Stidd, as
Co-Trustees.(1)

10.27    Form of Indemnification Agreement.(4)

10.28 Assignment and Assumption Agreement, dated as of October 7, 1996, between National Auto Finance Company, Inc. and National Auto Finance Company
LP(1)

10.29 Pooling and Servicing Agreement, dated as of October 21, 1996, by and among National Financial Auto Funding Trust, as Transferor, National Auto
Finance Company LP, as Servicer, and Harris Trust and Savings Bank, as
Trustee.(2)

10.30 Purchase and Contribution Agreement, dated as of October 21, 1996, by and between National Auto Finance Company LP and National Financial Auto Funding
Trust.(2)

10.31    Assignment Agreement, dated as of October 21, 1996, between Bankers
Trust Company and National Financial Auto Funding Trust II.(2)

10.32    Master Spread Account Agreement, dated as of November 13, 1996, among
National Financial Auto Funding Trust, Financial Security Assurance Inc. and
Harris Trust and Savings Bank, as Trustee and Collateral Agent.(2)

10.33    Insurance and Indemnity Agreement, dated as of November 13, 1996, among
Financial Security Assurance Inc., National Financial Auto Funding Trust and
National Auto Finance Company LP(2)

10.34    Sale Agreement, dated as of October 21, 1996, by and between National
Financial Auto Funding Trust and National Financial Auto Funding Trust II.(2)

10.35    Transfer Agreement No. 1, dated as of November 13, 1996, by National
Financial Auto Funding Trust as Transferor to Harris Trust and Savings Bank, as
Trustee, pursuant to a Pooling and Servicing Agreement, dated as of October 21, 1996.(2)


10.36    Form of Financial Guaranty Insurance Policy issued by Financial
Security Assurance Inc.(2)

10.37    Lease Agreement, dated as of June 16, 1997, by and between CTC
Investments II Limited and National Auto Finance Company, Inc.(5)*

10.37-1  First Amendment to Lease Agreement dated June 16, 1997 by and between
CTC Investments II Limited and National Auto Finance Company, Inc. dated October
1, 1997.(5)*

10.38    Referral Agreement, dated as of April 15, 1996, by and between First
Union National Bank of North Carolina and Auto Credit Clearinghouse LP(4)

10.39    Trust Agreement, dated as of July 21, 1997, between National Financial
Auto Funding Trust and Wilmington Trust Company, as trustee.(5)*

10.40    Indenture, dated as of June 29, 1997, by and between National Auto
Finance 1997-1 Trust and Harris Trust and Savings Bank as Trustee.(5)*

10.41 Sale and Servicing Agreement, dated as of June 29, 1997, by and among National Auto Finance 1997-1 Trust, as Seller, National Financial Auto Finance
1997-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

10.42 Financial Guaranty Insurance Policy, dated as of July 23, 1997, delivered by Financial Security Assurance, Inc.(5)*

10.43 Purchase and Contribution Agreement, dated June 29, 1997, by and between National Auto Finance Company, Inc. and National Financial Auto Funding
Trust.(5)*

10.44    Sale Agreement, dated as of June 29, 1997, by and between National
Financial Auto Funding Trust II and National Financial Auto Funding Trust.(5)*

10.45 Indemnification Agreement, dated as of July 23, 1997, by and among Financial Security Assurance Inc., National Finance Auto Funding Trust and First
Union Capital Markets Corp.(5)*

10.46    Amendment No. 1 dated 1997, by and among National Financial Auto
Funding Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread
Account Agreement dated as of November 21, 1995 and Master Spread Account
Agreement dated as of November 13, 1996, in each case among National Financial
Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and
Savings Bank, as trustee and as collateral agent.(5)*

10.47    Amendment No. 1 dated October 1, 1997, among Financial Security
Assurance Inc., National Financial Auto Funding Trust and National Auto Finance
Company, Inc. to Insurance and Indemnity Agreement dated as of November 21, 1995 and Insurance and Indemnity Agreement dated as of November 13, 1996 in each case among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc.(5)*

10.48    Amendment to First Amended and Restated Trust Agreement dated as of
December 8, 1994 among National Auto Finance Company, Inc., the Trustee, and the
Co-Trustees, and Section 10.03 of the Trust Agreement dated as of December 8,
1995 among National Auto Finance Company, Inc., the Trustee and the Co-Trustees, made as of October 1, 1997 among National Auto Finance Company, Inc., The Chase
Manhattan Bank Delaware, as Trustee of National Financial Auto Funding Trust II and National Financial Auto Funding Trust II and the co-trustee of such trusts.(5)*

10.49 Investment Agreement dated as of October 1, 1997 by and between National Auto Finance Company, Inc. and FSA Portfolio Management, Inc.(5)*

10.50    Revolving Credit Agreement dated as of September 29, 1997 among
National Auto Finance Company, Inc. and BankBoston, N.A., for itself and as agent for the other lending institutions named therein.(5)*


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

10.51    Trademark Collateral Security and Pledge Agreement dated as of
September 29, 1997, between National Auto Finance Company, Inc. and BankBoston,
N.A., for itself and other banking institutions.(5)*

10.52    Pledge Agreement made as of September 29, 1997 by and among National
Auto Finance Company, Inc., National Chartered Auto Corporation and BankBoston,
N.A.(5)*

10.53    Note dated as of September 29, 1997 payable by National Auto Finance
Company, Inc. to BankBoston, N.A., as agent.(5)*

10.54    [ Intentionally Omitted ]

10.55    [ Intentionally Omitted ]

10.56    [ Intentionally Omitted ]

10.57    Lease Agreement dated April 8, 1996, by and between CanPro Investments
Ltd. and National Auto Financial Corporation or its assignee Auto Credit
Clearinghouse.(5)*

10.58    Software License, Support and Usage Agreement dated as of February 14,
1997 by and between BNI, Inc. and National Auto Finance Company LP(5)*

10.58-1 First Amendment to Software License, Support and Usage Agreement dated as of December 15, 1997 by and between BNI, Inc. and National Auto Finance
Company LP(5)*

10.59    Software Sublicense, Support and Usage Agreement dated as of February
17, 1997, by and between Pinnacle Portfolio Services LLC and National Auto
Finance Company, Inc.(5)*

10.60    Consent and Amendment, dated as of September 25, 1997, between National
Financial Auto Funding Trust, National Auto Finance Company, Inc., First Union
National Bank and Bankers Trust Company, as Trustee of National Financial Auto
Receivables Master Trust.(5)*

10.61    Security Agreement, dated as of September 29, 1997, between National
Auto Finance Company, Inc. and BankBoston, N.A., as agent for itself and other banking institutions.(5)*

10.62    [Intentionally Omitted.]

10.63    Amendment, dated as of September 25, 1997, to Pooling and Servicing
Agreements, dated as of October 1, 1995 and October 21, 1996, each among
National Financial Auto Funding Trust, National Auto Finance Company, Inc., as successor to National Auto Finance Company LP, and Harris Trust and Savings
Bank, as trustee.(5)*

10.64    Waiver letter of Financial Assurance Inc., dated as of September 25,
1997, to National Auto Finance Company, Inc. and National Financial Auto Funding
Trust.(5)*

10.65    [Intentionally Omitted.]


10.66    Insurance and Indemnity Agreement, among Financial Security Assurance
Inc., National Auto Finance 1997-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of July 23, 1997.(5)*

10.67    Master Spread Account Agreement, dated as July 23, 1997, among National
Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(5)*

10.68    Custodial Agreement, dated as of July 23, 1997, by and between Omni
Financial Services of America, Inc., as custodian, and National Auto Finance
Company, Inc., as servicer.(5)*

10.69    $1.5 million Promissory Note, dated as of August 25, 1997, payable by
National Auto Finance Company, Inc. to First Union National Bank.(5)*

10.70    Security Agreement, dated as of August 25, 1997, delivered by National
Auto Finance Company, Inc. to First Union National Bank.(5)*

10.71    Loan Agreement, dated as of August 25, 1997, by and between First Union
National Bank and National Auto Finance Company, Inc.(5)*

10.72    Voting Agreement by and among The 1818 Mezzanine Fund, LP, PC
Investment Company, Progressive Investment Company, Inc. and National Auto
Finance Company, L.P dated December 22, 1997.(5)*

10.73 Restated Registration Rights Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc. and Certain Investors.(5)*

10.74    Junior Subordination Agreement, dated as of March 27, 1998, among
BankBoston, N.A., The 1818 Mezzanine Fund, LP, PC Investment Company,
Manufacturers Life Insurance Company (U.S.A.), Nova Financial Corporation, Nova
Corporation, The Structured Finance High Yield Fund, LLC and National Auto
Finance Company, Inc.(5)*

10.75    Indenture, dated as of December 15, 1997, by and between National Auto
Finance 1998-1 Trust and Harris Trust and Savings Bank at Trustee.(5)* 10.76
Sale and Servicing Agreement, dated as of December 15, 1997, by and among National Auto Finance 1998-1 Trust, as Seller, National Financial Auto Finance
1998-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(5)*

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

10.87 Restructuring Agreement, dated as of April 7, 1999 by and among the Company, National Auto Finance Company, L.P., National Auto Finance Corporation,
The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment
Company, Inc. Manufacturers Life Insurance Company (U.S.A.), and The Structured
Finance High Yield Fund, LLC. (6)

10.88    Revolving Credit, Term Loan and Security Agreement dated as of March
31, 1999 by and among National Auto Funding Trust, the Company and First Union
National Bank. (6)

10.89 Note Exchange Agreement dated as of April 7, 1999 by and among the Company, Nova Financial Corporation, Nova Corporation, Stephen L. Gurba, Edgar
Otto and Gary L. Shapiro. (6)

10.90    Amended and Restated Junior Subordination Agreement, dated as of April
7, 1999 among The 1818 Mezzanine Fund, L.P., PC Investment Company,
Manufacturers Life Insurance Company (U.S.A.), The Structured Finance High Yield
Fund, and others, and the Company. (6)

10.91    Release and Consent Not to Sue, dated as of April 7, 1999 by National
Auto Finance Company L.P., National Auto Finance Corporation, Nova Financial
Corporation, Nova Corporation, Gary L. Shapiro, Edgar A. Otto, and Stephen L.
Gurba for itself or himself and on behalf of others, releasing the Company and others from certain claims, etc.

10.92    Release dated as of April 7, 1999 by The 1818 Mezzanine Fund, L.P., PC
Investment Company, Progressive Investment Company, Inc., Manufacturers Life
Insurance Company (U.S.A.), and The Structured Finance High Yield Fund, LLC for itself and other named Releasors releasing the Company and other named
Releasees. (6)

10.93    Amended and Restated Pooling and Administration Agreement, dated as of
December 8, 1994 and restated in its entirety as of April 7, 1999 by and among
National Financial Auto Funding Trust II, the Company and Bankers Trust Company.
(6)

10.94    Amendment One to Back-up Servicing Agreement, dated as of March 31,
1999 by and among CSC Logic/MSA LLP, the Company, First Union National Bank and
Bankers Trust, as trustee and National Financial Auto Funding Trust II. (6)

10.95    Consent and Amendment, dated as of March 31, 1999 by and among National
Financial Auto Funding Trust II, the Company, First Union National Bank and
Bankers Trust Company, as trustee. (6)

10.96 Reissuance of Series 1994-R class B Certificate registered in the name of First Union National Bank as owner of a fractional undivided interest in the National Financial Auto Receivables Master Trust. (6)

10.97    Certificate Agreement, dated as of March 31, 1999 between National
Chartered Auto Corporation and the Company. (6)

10.98 Consent and Amendment, dated as of March 31, 1999 to the Pooling and Servicing Agreement dated as of October 1, 1995, and the Pooling and Servicing
Agreement, dated as of October 21, 1996 each among National Financial Auto
Funding Trust, the Company, and Harris Trust and Savings Bank, as trustee. (6)


10.99    National Auto Finance Company, Inc. Owner Trustee and National
Financial Auto Funding Trust Indenture Trustee Irrevocable Instruction Letter dated as of March 31, 1999 addressed to Wilmington Trust Company, as Owner
Trustee, Harris Trust and Savings Bank, as Trustee, and Chase Manhattan Bank
Delaware, as Trustee, each as trustee to various trusts. (6)

10.100   Amendment to Trust Agreement dated as of March 31, 1999 of the First
Amended and Restated Trust Agreement dated as of December 8, 1994 among the
Company, Chase Manhattan Bank Delaware, as Trustee and certain other
Co-Trustees. (6)

10.101   Agreement for Monitoring and Back-up Servicing, dated as of March 31,
1999 among the Company, CSC Logic/MSA LLP and Financial Security Assurance Inc.
(6)

10.102   Amendment to Custodian Agreement, dated as of March 31, 1999 to the
Custodian Agreement, dated as of October 15, 1998, by and among Harris Trust and Savings Bank as Custodian, the Company as Administrator and Harris Trust and
Savings Bank as trustee of various trusts. (6)

10.103 Supplement to Back-up Servicing Agreement, dated as of March 31, 1999 by and among National Auto Funding Trust, the Company and Harris Trust and
Savings Bank to the Back-up Servicing Agreement dated as of March 31, 1999. (6)

10.104   Agreement and Amendment, dated as of March 31, 1999 among Financial
Security Assurance Inc., National Financial Auto Funding Trust, the Company,
National Auto Finance 1997-1 Trust and National Auto Finance 1998-1 Trust to
Insurance and Indemnity Agreements dated as of November 21, 1995, November 13,
1996, July 23, 1997 and January 20, 1998 in each case among Financial Security
Assurance Inc., National Financial Auto Funding Trust and the Company and with respect to the Insurance and Indemnity Agreement dated as of July 23, 1997, also among National Auto Finance 1997-1 Trust and with respect to the Insurance and Indemnity Agreement dated as of January 20, 1998 also among National Auto
Finance 1998-1 Trust. (6)

10.105   Agreement and Amendment dated as of March 31, 1999 among Financial
Security Assurance Inc., National Financial Auto Funding Trust, Harris Trust and
Savings Bank, to Series 1996-1 Supplement, Series 1997-1 Supplement and Series
1998-1 Supplement each dated as of March 31, 1998 to the First Amended and Restated Master Spread Account Agreement dated as of March 31, 1998. (6)

11.1     Earnings Per Share(5)

23.1     Consent of BDO Seidman, LLP(5)

23.2     Consent of KPMG Peat Marwick LLP(5)

27.1     Financial Data Schedule(5)

-------------------
*  Filed in the form executed.

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

(5)      Filed herewith.

(6) Incorporated by reference to the Company's Form 10-K/A to be filed with the Commission as soon as practicable after the filing hereof.