Form 10-Q
period 1999-03-31
NATIONAL AUTO FINANCE CO INC
filed 1999-05-17
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________



                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       65-0688619
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


10302 Deerwood Park Blvd., Suite 100, Jacksonville, Florida             32256
-----------------------------------------------------------           ----------
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  There were 17,280,762 shares of Common Stock, $.01 par value, outstanding as of May 17, 1999.

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q

                                                                                                         PAGE
                                                                                                         ----
PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)                                                              4
                  Balance Sheets as of March 31, 1999 and December 31, 1998:                               4
                  Statements of Operations For the Three Months ended March 31, 1999 and 1998:             5
                  Statements of Stockholders' Equity (Capital Deficit) as of March 31, 1999 and 1998:      6
                  Statements of Cash Flows For the Three Months Ended March 31, 1999 and 1998:             7
                  Notes to Financial Statements:                                                           8

     Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations:                                                                13

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K:                                                            22

     SIGNATURES:                                                                                          23

     EXHIBIT INDEX:                                                                                       24
       Exhibit 11. Computation of Earnings Per Common Share:                                              25
       Exhibit 27. Financial Data Schedule:                                                               26

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "instead," "foresee," "expected", project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors, and changes in generally accepted accounting principles could affect the Company's actual and/or reported financial performance and could cause the Company's actual and/or reported results for future periods to differ materially from those anticipated by any forward looking statement.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM I.  FINANCIAL STATEMENTS

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                 March 31,
                                                                                   1999      December 31,
ASSETS:                                                                         (unaudited)      1998
                                                                                -----------  ------------
Cash and cash equivalents                                                        $  3,045      $  9,540

Retained interest in securitizations, at estimated fair value (Note 2)             38,430        34,117
Furniture, fixtures and equipment, net                                              3,218         3,277
Deferred financing costs                                                            2,613         2,759
Other assets                                                                        1,293         1,039
                                                                                 --------      --------

      TOTAL ASSETS                                                               $ 48,599      $ 50,732
                                                                                 ========      ========

LIABILITIES:
Accounts payable and accrued expenses                                            $  1,885      $  2,444
Accrued interest payable-related parties                                              155           117
Junior Subordinated Notes-related parties                                           1,940         1,940
Senior Subordinated Notes                                                          53,845        53,578
Notes payable                                                                         884         1,017
                                                                                 --------      --------


     TOTAL LIABILITIES                                                           $ 58,709      $ 59,096
                                                                                 --------      --------

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK series A-$0.01 par value; $1,000 stated
       value; 1,000,000 shares authorized; 2,295 shares
       outstanding; redeemable in January 2005, stated at redemption value          2,456         2,415


STOCKHOLDERS' EQUITY (CAPITAL DEFICIT):
Common Stock -$0.01 par value; 20,000,000 shares authorized;
       9,031 shares outstanding                                                        90            90
Paid-in-capital                                                                    36,221        36,261
Accumulated deficit                                                               (48,877)      (47,130)
                                                                                 --------      --------
    Total stockholders' equity (capital deficit)                                  (12,566)      (10,779)
                                                                                 --------      --------
    Total liabilities, mandatory redeemable preferred stock and
    stockholders' equity (capital deficit)                                       $ 48,599      $ 50,732
                                                                                 ========      ========


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      Statements of Operations (unaudited)
               For the Three Months Ended March 31, 1999 and 1998
                     (in thousands, except per share data)


                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                 1999         1998
                                                -------      -------
REVENUE:
   Securitization related income (Note 2)       $ 1,469      $    74
   Servicing income                               1,449        1,272
   Interest income                                  442          696
   Other income                                     362           78
                                                -------      -------
     Total revenue                                3,722        2,120
                                                =======      =======

EXPENSES:
   Servicing expenses                               857        2,304
   Interest expense                               2,234        1,530
   Salaries and employee benefits                 1,206        1,643
   Direct loan acquisition expenses                 217          651
   Depreciation expense                             219          187
   Other operating expenses                         736          937
                                                -------      -------
     Total expenses                               5,469        7,252
                                                -------      -------
Loss before income taxes                         (1,747)      (5,132)
Income taxes                                       --           --
                                                -------      -------
    Net loss                                     (1,747)      (5,132)
Preferred stock dividends                            40           40
                                                -------      -------
Loss attributed to common shareholders          $(1,787)     $(5,172)
                                                =======      =======

PER SHARE DATA:
Loss per common share - basic and diluted       $ (0.20)     $ (0.57)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted                                 9,031        9,031


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
         Statements of Stockholders' Equity (Capital Deficit)(unaudited)
                    For the Three Months Ended March 31, 1999
                                 (in thousands)


                                                         Common       Paid-in     Accumulated
                                                         Stock        Capital       Deficit        Total
                                                        --------      --------    -----------     --------
Balance as of December 31, 1998                         $     90      $ 36,261      $(47,130)     $(10,779)

Dividends on mandatorily redeemable preferred stock                        (40)                        (40)

Net loss                                                    --            --          (1,747)       (1,747)
                                                        --------      --------      --------      --------

Balance as of March 31, 1999                            $     90      $ 36,221      $(48,877)     $(12,566)
                                                        ========      ========      ========      ========


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      Statements of Cash Flows (unaudited)
               For the Three Months Ended March 31, 1999 and 1998
                                 (in thousands)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                              1999          1998
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (1,747)     $ (5,132)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Securitization related loss                                                (1,469)          (74)
   Depreciation expense                                                          219           143
   Purchases of loans held for sale                                          (13,364)      (47,422)
   Proceeds from transfer of loans to Master Trust                            13,364        47,422
   Cash flows from Retained Interest released to Company                       3,976         1,768
   Cash deposits to Spread Accounts                                           (6,820)      (15,227)
   Amortization and write-off of deferred financing costs                        146           122
   Amortization of warrants                                                      268           233
   Changes in other assets and liabilities:
     Other assets                                                               (255)         (753)
     Accounts payable and accrued expenses                                      (558)         (726)
     Accrued interest payable-related parties                                     38          --
     Accrued interest payable-Senior Subordinated notes
       and other notes                                                          --           1,020
     Other                                                                       (17)         --
                                                                            --------      --------
Net cash used in operating activities                                         (6,219)      (18,626)
                                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed assets purchased                                                       (142)         (309)
                                                                            --------      --------
Net cash used in investing activities                                           (142)         (309)
                                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior Subordinated notes                                      --          19,248
   Principal payments on notes                                                  (134)          (16)
   Payment of Mandatorily Redeemable Preferred Stock dividends                  --             (40)
                                                                            --------      --------

   Net cash provided by (used) financing activities                             (134)       19,192
                                                                            --------      --------
   Net increase (decrease) in cash and cash equivalents                       (6,495)          257
   Cash and cash equivalents at beginning of period                            9,540        26,467
                                                                            --------      --------

   Cash and cash equivalents at end of period                               $  3,045      $ 26,724
                                                                            ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                   $  1,799      $    280
                                                                            ========      ========



NON-CASH FINANCING ACTIVITIES:
   Accrued mandatory redeemable preferred stock dividends                         40          --

   Issuance of 593,671 warrants in conjunction with Senior Subordinated
     notes considered paid-in-capital                                           --           2,004


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 1999
                                   (unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements at March 31, 1999 and 1998 and for the three months ended March 31, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1999; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results for the interim periods are not necessarily indicative of results for a full year. Certain amounts in the 1998 financial statements have been reclassified to conform with current financial statement presentation.


(2)   RETAINED INTEREST IN SECURITIZATIONS

      Retained Interest in Securitizations were $38.4 and $34.1 million at March 31, 1999 and December 31, 1998.

      Assumptions used to value the Retained Interests in Securitizations at March 31, 1999 and December 31, 1998 were as follows:

                                                                    March 31,         December 31,
                                                                      1999                1998
                                                                    ---------         ------------
           Weighted average cumulative net loss rate                 14.00%              14.00%
           Weighted average cumulative prepayment rate               24.49%              21.40%
           Discount rate                                             14.00%              14.00%
           Level of required Cash Spread Account                     11.00%              11.00%
           Rate of interest on Cash Spread Account                    4.85%               4.85%
           Weighted average interest rate on Loans                   19.35%              19.35%
           Weighted average yield on bonds and notes
             held by securitization investors                         6.12%               6.12%

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 1999
                                   (unaudited)


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

      Until the completion of the Restructuring (See Note 5 - Subsequent Events), the Company was in violation of certain covenants with respect to the Master Trust, specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits.

      Under the financing structures the Company has used to date for its securitizations, certain excess cash flows generated by the Loans are retained in the Cash Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Cash Spread Accounts can vary depending on each transaction, the Company's agreements with Financial Security Assurance Inc. ("FSA"), the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and the Overcollateralization Accounts, have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. Additionally, effective as of the Restructuring date, the Company is required to maintain a minimum equity position in the Revolving Securitization of 19.0% of the net serviced receivables in the Master Trust, or 3.0 times net losses, whichever was greater. This minimum equity position currently consists of cash invested by the Company and overcollateralization in the form of the discount from the face amount of a Loan at which the Company is willing to purchase the Loan from an automobile dealer ("Dealer Discount") related to the principal balance of Loans. As of March 31, 1999 and 1998, the Company had a 19.00% and 20.5% minimum equity position investment in the Revolving Securitization. See
      Note 5 - Subsequent Events.

      Until the completion of the Restructuring (See Note 5 - Subsequent Events), in the event delinquencies or losses on the Loans exceeded certain levels in the Permanent Securitizations ("Trigger Events"), the terms of the Permanent Securitizations: (i) required increased Cash Spread Account balances to be accumulated for the particular pool; (ii) restricted the distribution to the Company of excess cash flows associated with the pool in which asset-backed securities are insured by FSA; and
      (iii) in certain circumstances, required the transfer of servicing on some or all of the Loans in FSA-insured pools to another servicer. Certain portfolio performance tests were not met at various times during 1998 with respect to the Permanent Securitization trusts formed in November 1995, November 1996, July 1997, and January 1998 resulting in additional cash retention in the Spread Accounts related to such Permanent Securitization trusts.

      Moreover, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests of the nature described above but at significantly higher levels (an "Insurance Agreement Event of Default"), the Company will be in default under those insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. In 1998, the Permanent Securitization trusts formed in November 1995, November 1996 and July 1997 experienced periodic Insurance Agreement Events of Default. Since the occurrence of those Insurance Agreement Events of Default, and prior to the Restructuring date, FSA captured all excess cash flows from the four FSA-insured trusts. On April 7, 1999, the Company entered into an agreement with FSA that: (i) permanently waived the Insurance Agreement Event of Default; (ii) modified the portfolio performance tests described above to increase the thresholds for each of the Permanent Securitization trusts (permanent revisions); and (iii) increased the amount required to be retained in the Spread Accounts related to the four trusts to an amount equal to 11% of the then outstanding balance held by the securitization trust. See Note 5 - Subsequent Events.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 1999
                                   (unaudited)

      The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 5 - Subsequent Events.

      During the three months ended March 31, 1999 and 1998, the following activity took place with respect to securitizations:

                                                                          March 31,
                                                                    1999            1998
                                                                 ----------      ----------
                                                                   (dollars in thousands)
Principal balance of Loans purchased                             $   14,016      $   48,991
                                                                 ==========      ==========

Weighted average coupon rate on Loans sold during the period          19.11%          19.32%
                                                                 ==========      ==========

(3)   DEBT

      The balance of the Senior Subordinated Notes payable was $53.8 and $53.6 million as of March 31, 1999 and December 31, 1998. Such amounts are shown net of discounts as (discussed below) of $6.2 and $6.4 million. The principal amount of the aggregate $60 million of Senior Subordinated Notes is due in December 2004 and bears interest at 11.875% per annum until December 21, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly.

      The Senior Subordinated Notes were issued in two separate private placements, the first of which occurred in December 1997 in the principal amount of $40 million (the "December Private Placement") and the second of which occurred in March 1998 in the principal amount of $20 million (the "March Private Placement"). In conjunction with the December Private Placement, the Company also sold $10 million of the Company's Common Stock, $.01 par value ("Common Stock"), at a price of $5.25 per share (1,904,762 shares).

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

      Until the completion of the Restructuring (see Note 5 - Subsequent Events), the Company was in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements pursuant to which it issued the $60 million aggregate principal amount of Senior Subordinated Notes.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 1999
                                   (unaudited)


(4)   RECENT EVENTS

      FIRST UNION STRATEGIC ALLIANCE

      In March of 1999, First Union announced publicly that it was exiting the indirect auto finance business due to realigned business strategies. As a result, the Company's referral agreement with First Union has been terminated. The Company will, nonetheless, continue the relationships it has established with, and continue to actively service the First Union-related Dealers. The Company will not, however, be obligated to pay to First Union referral fees related to business obtained through those Dealers. The Company's loan volume may be materially, adversely affected by the termination of the First Union Strategic Alliance. The Company will continue its relationship with First Union through certain credit facilities as described more fully in Note 5.

(5)   SUBSEQUENT EVENTS

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

      The agreements and transactions with First Union provide for and include, among other things: (1) the extension of the Master Trust warehouse line for an additional two years (through March 31, 2001) and an increase in the amount the Master Trust may borrow under such facility from $75 million to $85 million; the interest rate for this facility is established at LIBOR + 1.5%; (2) the commitment by First Union to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's securitizations; the interest rate for this commitment is established at LIBOR + 5%; (3) a revolving credit facility enabling the Company to borrow up to $8 million for working capital purposes, secured by the Company's Residual Interest in Securitizations; the interest rate for this facility is established at LIBOR + 5%; and (4) waiver of existing violations of certain covenants with respect to the Master Trust, specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 1999
                                   (unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following management's discussion and analysis provides information regarding the Company's financial condition as of March 31, 1999 compared to December 31, 1998 and its results of operations for the three months ended March 31, 1999 and 1998. This management's discussion and analysis should be read in conjunction with (i) the Company's Financial Statements and the related notes included elsewhere herein and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1998. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

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

      Revenues. In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Since then, the Company has undertaken a continuing process of refining the assumptions and methodologies used to measure the fair value of its Retained Interest in Securitizations based upon the historical performance of its Loan portfolio. Most recently, this process of refinement has resulted in changes to certain assumptions previously employed in the first quarter of fiscal 1998. Specifically, the Company has increased the cumulative net loss estimate from 12.88% applied during and as of the first quarter of fiscal year 1998 to 14.00% during and as of the first quarter of fiscal year 1999. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the Loans, lower expected recovery rates on the underlying collateral and changes in prepayment speeds, compared to the rates of such items estimated in earlier periods. These factors were impacted significantly as a result of the Company's conversion of its Loan servicing to an internal system in June of 1998. Recent performance trends indicate the negative impact of the immediate post conversion period has reversed and stabilized. These changes in assumptions and methodologies are a significant factor in the securitization income realized by the Company for the quarter ended March 31, 1999. See "Results of Operations."

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

      Distributions of Cash from Securitizations. When the Company securitizes Loans, it is required to establish and maintain credit enhancements on a trust-specific basis to support the timely payment of interest and principal on the notes issued to investors by such securitization trusts. Credit enhancements include, among other things, funding and maintaining the Cash Spread Accounts and maintaining the Over-Collateralization Accounts. The Cash Spread Accounts are funded through initial cash deposits by the Company, plus a portion of the excess cash flows from the Loans (that is, the difference between cash received by the relevant trust and its interest and principal payments on the asset-backed securities and trust expenses). Once the funds in the Cash Spread Accounts meet specified levels (which may be increased if the performance of the relevant Loan pool deteriorates), any subsequent excess cash flows thereafter will be released to the Company on a monthly basis. Any remaining cash in the Cash Spread Accounts after the asset-backed securities have been paid in full also will be released to the Company. The amount of excess cash available for distribution to the Company will be affected by the Servicing Portfolio's actual loss and prepayment experience. See Note 2 of the Notes to Financial Statements
- Retained Interest in Securitizations.

The table below sets forth certain information relating to the Company's securitization activities during the three months ended March 31:

                                              1999        1998
                                             -------     -------
                               (dollars in thousands, except number of loans)
Number of Loans purchased ..............       1,019       4,087
Principal balance of Loans purchased ...     $14,016     $48,991
Principal amount of Loans funded (1) ...      13,364      47,422
Securitization related income ..........       1,469          74
Servicing income .......................       1,449       1,272

(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less the Dealer Discount.

RESULTS OF OPERATIONS

         THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998.

Income from Operations

      The Company reported a net loss of $1.8 million attributed to common stockholders for the three-month period ended March 31, 1999 compared to a net loss of $5.2 million attributed to common stockholders for the three month period ended March 31, 1998.

Securitization Related Income

      For the three month periods ended March 31, 1999 and 1998, the Company recognized securitization related income of $1.5 million and $74,000, respectively.

The Company's Loan purchasing volume decreased during the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. The Company purchased 1,019 Loans, having a principal balance of $14.0 million, during the three month period ended March 31, 1999, compared to 4,087 Loans, having a principal balance of $49.0 million, for the three months ended March 31, 1998. All Loans, except 85 having a principal balance of $943,000, were purchased from Dealers during the three month period ended March 31, 1999. This compares to 2,823 Loans purchased from Dealers ($37.7 million principal balance) and 1,264 Loans purchased from Third-Party Originators ($11.3 million principal balance) during the three-month period ended March 31, 1998. The Company's loan purchasing volume had decreased significantly during the second half of 1998 and early months of 1999 as the comprehensive financial restructuring was being completed. See Note 5 of the Notes to Financial Statements Subsequent Events. Notwithstanding higher purchasing volume during the three months ended March 31, 1998 as compared to the three months ended March 31, 1999, securitization income during the three months ended March 31, 1998 was negatively impacted due to applying a 14.0% discount rate to cash deposits as part of the evaluation of the Retained Interest in Securitizations, which reduced securitization income reported for that period.

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as received. Servicing income for the three month periods ended March 31, 1999 and 1998 was $1.5 million and $1.3 million, respectively.

Total Expenses

      The Company reported total expenses for the three-month periods ended March 31, 1999 and 1998 of $5.5 million and $7.3 million, respectively. These expenses consisted primarily of salaries and employee benefits, servicing expense and interest expense on long-term indebtedness including the Company's Senior Subordinated Notes.

Servicing expenses for the three month periods ended March 31, 1999 and 1998 were $900,000 and $2.3 million, respectively. Servicing expenses were significantly lower during lower during the three months ended March 31, 1999 as compared to the three month's ended March 31, 1998 due to the Company incurring internal servicing expenses of $1.5 million and external servicing expenses of $840,000 during a transitional phase during which the Company transitioned from an outside servicer to in-house servicing. Such transition period, as discussed below, occurred during the three months ended March 31, 1998 and up to the conversion date of June 19, 1998. Additionally, the Company stabilized its internal servicing expense structure during the three months ended March 31, 1999.

The Company's average outstanding Servicing Portfolio was $206.4 million, representing 21,232 outstanding Loans as of March 31, 1999, and $251.1 million representing 23,597 outstanding Loans, as of March 31, 1998. Culminating on June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to an internal system. As a result, the Company has been performing all collection functions with respect to its Servicing Portfolio since June 19, 1998.

Salaries and employee benefits for the three months ended March 31, 1999 and 1998 were $1.2 million and $1.6 million, respectively. These expenses were lower during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to the Company stabilizing its overall expense structure including staffing levels during the three months ended March 31, 1999.

Interest expense for the three-month periods ended March 31, 1999 and 1998 was $2.1 million and $1.5 million, respectively. The increase in interest expense resulted from the increases in the long-term debt balances of the Company, including interest paid on the outstanding Senior Subordinated Notes.

LOAN LOSS AND DELINQUENCY EXPERIENCE

      Loan losses and Loan prepayments are continuously monitored on an overall portfolio and month-of-purchase static pool basis. Pursuant to the requirements of SFAS No. 125, the Company reviews its actual Loan loss experience in conjunction with its quarterly estimated valuation of its Retained Interest in Securitizations. Charge-off of Loans are based upon an account-by-account review of delinquent Loans by the Company. The Company's securitized trusts generally charge off a Loan at the time its related collateral is liquidated, although certain Loans may be charged off sooner if management deems them to be uncollectable. The following table summarizes the Company's loan loss experience:

                                                            As of March 31,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
                                                             (in thousands)
Average Servicing Portfolio during period ............   $206,412     $237,864
Gross charge-offs ....................................      8,714        5,411
Liquidation proceeds from repossessed assets .........      3,991        2,357
                                                         --------     --------
Net charge-offs ......................................   $  4,723     $  3,054
                                                         ========     ========
Net charge-offs as a percentage of average Servicing
    Portfolio (annualized) ...........................       2.29%        1.28%
                                                         ========     ========

The Company believes that the system conversion and resulting servicing disruption was largely responsible for the increase in net charge-off experience of the Servicing Portfolio for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. After conversion, the Company experienced an increase in the delinquency of its portfolio that occurred in or about August 1998. This resulted in an accumulation of higher than normal defaults. Much of the repossession inventory associated with these defaults remained in inventory as of December 31, 1998 and where liquidated during the three months ended March 31, 1999. Since initiating collections on its own internal servicing system in June 1998, the resulting percentage of the outstanding principal balance of Loans that were more than 30 days past due has decreased to approximately 7.65% of the Company's Servicing Portfolio as of December 31, 1998, from 11.5% as of July 31, 1998, and was approximately 7.2% as of March 31, 1999.

The securitization income the Company recognizes from the sale of Loans to the Master Trust, and the cash flow from its securitizations are substantially dependent on the Servicing Portfolio's delinquency and loss performance. Increase in delinquencies and losses may result in: (i) increased capital and/or credit enhancement requirements for securitizations; (ii) reductions in cash flow to the Company; and (iii) additional violations of Permanent Securitization performance tests. Consequently, the Company's failure to effectively service and collect the Servicing Portfolio could have a material adverse effect on the Company's financial condition, results of operations and cash flows. See Note 2 to the Financial Statements - Retained Interest in Securitizations.

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

                                                                 As of March 31,
                                                             --------------------
                                                              1999          1998
                                                             -------      -------
                                                            (dollars in thousands)
Period of delinquency:
   31 to 60 days .......................................     $ 9,159      $12,481
   61 to 90 days .......................................       2,571        2,624
   91 days or more .....................................       3,047        3,488
                                                             -------      -------
Total delinquencies ....................................     $14,777      $18,593
                                                             =======      =======
Total delinquencies as a percentage of the
   Servicing Portfolio .................................        7.24%        7.40%
Principal balance of Loans related to repossession
   inventory ...........................................     $ 3,275      $ 5,839
Repossession inventory as a percentage of the ending
   Servicing Portfolio .................................        1.62%        2.33%

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


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

         The following table summarizes the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the company from inception through the period ended March 31, 1999, and includes loss data through March 31, 1999 for Loans for which the collateral has been liquidated.

                              PERIOD OF ORIGINATION
                Cumulative Net Losses as a Percentage of Original
                 Principal Balance for Loans Sold during Period

    *   4Q    1Q     2Q    3Q     4Q    1Q     2Q    3Q     4Q    1Q     2Q    3Q     4Q    1Q     2Q    3Q     4Q     1Q
        94    95     95    95     95    96     96    96     96    97     97    97     97    98     98    98     98     99
    -----------------------------------------------------------------------------------------------------------------------
    1   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00   0.00
    2   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00  0.00   0.00   0.00
    3   0.00  0.00   0.00  0.06   0.05  0.00   0.00  0.04   0.00  0.00   0.00  0.02   0.00  0.00   0.00  0.00   0.00   0.00
    4   0.05  0.04   0.00  0.12   0.25  0.09   0.03  0.04   0.01  0.04   0.22  0.04   0.01  0.02   0.00  0.00   0.01
    5   0.31  0.14   0.29  0.41   0.48  0.26   0.28  0.33   0.07  0.25   0.66  0.18   0.14  0.08   0.08  0.00   0.03
    6   0.47  0.30   0.92  0.78   0.86  0.49   0.62  0.70   0.69  0.70   1.31  0.42   0.42  0.29   0.21  0.07   0.06
    7   0.51  0.71   1.62  1.64   1.27  0.90   1.10  1.18   1.25  1.43   2.11  0.88   0.74  0.61   0.43  0.08
    8   1.08  1.25   2.02  2.02   1.67  1.23   2.06  1.71   1.85  1.94   2.56  1.21   1.29  0.84   0.49  0.15
    9   1.36  1.55   2.39  2.42   2.25  1.95   2.70  2.68   2.50  2.60   2.99  1.60   1.68  1.16   0.96  0.16
   10   1.75  2.13   2.71  2.60   2.46  2.14   3.37  3.31   3.27  3.08   3.71  2.30   2.09  1.78   1.21
   11   1.72  2.49   3.30  3.02   2.84  2.72   4.29  3.88   3.77  3.51   4.28  2.78   2.41  2.28   1.59
   12   3.12  3.09   3.39  3.58   3.33  3.26   5.20  4.34   4.12  3.87   5.05  3.45   2.76  2.76   1.72
   13   3.21  3.64   3.71  3.91   3.97  3.74   5.55  5.08   4.57  4.49   5.91  3.87   3.25  3.25
   14   3.80  4.04   4.21  4.03   4.28  4.18   6.13  5.53   4.97  5.08   6.50  4.18   3.68  3.53
   15   4.45  4.25   4.31  4.51   5.07  4.90   6.52  6.01   5.46  5.65   6.96  4.54   4.14  3.66
   16   4.55  4.33   4.53  4.87   5.09  5.11   6.78  6.57   5.94  6.34   7.42  5.24   4.68
   17   4.91  4.88   4.92  5.27   5.65  6.16   7.16  6.85   6.40  6.82   7.63  5.74   4.92
   18   4.91  4.98   5.54  5.62   5.96  6.59   7.67  7.35   7.17  7.39   7.93  6.28   5.08
   19   5.05  5.28   5.96  6.16   6.61  7.01   8.00  8.14   7.78  7.79   8.48  6.91
   20   5.05  5.80   6.18  6.63   6.78  7.28   8.14  8.59   8.25  8.05   9.01  7.23
   21   5.79  5.89   6.55  6.75   7.15  7.56   8.66  9.12   8.66  8.40   9.28  7.32
   22   5.78  6.33   7.35  6.87   7.42  8.00   9.09  9.75   9.05  8.78   9.73
   23   6.20  6.46   7.88  7.44   7.99  8.25   9.81 10.03   9.23  9.28   9.85
   24   6.80  6.91   8.30  7.93   8.21  8.36  10.17 10.36   9.43  9.67   9.97
   25   6.99  7.48   8.59  8.37   8.49  8.85  10.68 10.88   9.67 10.12
   26   7.49  7.58   8.66  8.54   8.77  9.01  11.22 11.13  10.02 10.30
   27   8.06  8.20   9.16  8.70   8.98  9.36  11.50 11.40  10.35 10.41
   28   8.23  8.76   9.34  8.82   9.35  9.57  11.54 11.72  10.80
   29   9.07  9.49   9.35  8.89   9.97  9.84  11.71 11.86  11.18
   30   9.17  9.54   9.39  9.21  10.16 10.09  11.88 12.19  11.22
   31   9.71  9.81   9.82  9.84  10.61 10.37  12.56 12.32
   32   9.99 10.08   9.75 10.11  10.74 10.48  12.78 12.51
   33  10.47 10.19  10.06 10.26  11.09 10.61  12.85 12.57
   34  11.44 10.28  10.53 10.67  11.28 10.83  13.10
   35  11.48 10.63  10.52 10.85  11.33 11.15  13.34
   36  11.81 10.66  10.72 10.89  11.51 11.20  13.33
   37  11.86 10.83  10.93 11.15  11.70 11.36
   38  11.85 11.01  11.10 11.21  11.93 11.47
   39  12.37 11.20  11.17 11.37  11.94 11.69
   40  12.42 11.48  11.19 11.46  11.98
   41  12.42 11.63  11.22 11.84  11.97
   42  12.57 11.95  11.26 11.87
   43  12.56 12.00  11.55 12.07
   44  12.71 12.04  11.54 12.12
   45  12.68 12.08  11.74
   46  12.75 12.12  11.82
   47  12.79 12.21  11.99
   48  12.97 12.31
   49  12.97 12.27
   50  13.10 12.73
   51  13.09 12.35

* - Month of origination.

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

Net cash used in operating activities decreased by $12.3 million to $6.3 million for the three month period ended March 31, 1999 from $18.6 million for the three month period ended March 31, 1998, principally due to reduced origination volume and a resulting reduction in credit enhancement requirements of the Company's securitization facilities and the reduced net loss from operations as discussed in "Results of Operations".

Net cash provided by financing activities decreased by $19.3 million to $(134,000) for the three month period ended March 31, 1999 from $19.2 million for the three month period ended March 31, 1998. Net cash provided by financing activities for the three month period ended March 31, 1998 was primarily the result of the proceeds received from the March Private Placement of $20 million of Senior Subordinated Notes.

During the three month period ended March 31, 1999, the Company was required to maintain a minimum equity position in the Master Trust of 194.0% of the net serviced receivables or 3.0 times net losses, whichever was greater. This minimum equity position consists of cash invested by the Company and over-collateralization in the form of the Company owning certain interests in the principal balance of Loans.

As of March 31, 1999, the Company retained approximately $38.4 million of Retained Interest in Securitizations, representing 79% of the total assets of the Company. The value of these assets, representing the net present value of future cash flows to the Company, would be reduced in the event of a future material increase in the Loan loss or prepayment experience relative to the amounts previously estimated by the Company.

As of March 31, 1998, the principal amount owed by the Company on the Senior Subordinated Notes was $60.0 million and the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.0 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at 11.875% per annum until December 22, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly. See Note 3 of the Notes to Financial Statements for further discussion of the Company's various debt facilities. See also Note 5 of the Notes to Financial Statements - Subsequent Events.

Senior Subordinated Notes

Until completion of the Restructuring (as defined below) on April 7, 1999, the Company was in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements related to the $60.0 million of Senior Subordinated Notes. On April 7, 1999, the Company completed a comprehensive financial restructuring (the "Restructuring"), including its Senior Subordinated Notes and resolved certain other issues with its Senior Subordinated Noteholders. More specifically, the agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the elimination of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that on a quarterly basis, the Company's net return on assets invested in Loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Assets Covenant"); the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999; (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes (and the interest on such interest) through the issuance of additional Senior Subordinated Notes that are convertible into Common Stock at the conversion price of $.75 per share; (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company; (6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment of an additional 1,178,571 shares of additional Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to designate three additional persons to the Board of

Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. See Note 5 to Notes to Financial Statements - Subsequent Events.

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

The following is a table showing the portfolio performance tests by trust as of March 31, 1999:

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

As a result of amended agreements with FSA entered into on April 7, 1999, going forward the Company will be subject to only an Insurance Agreement default test as shown below. The test shown below supersedes prior test requirements as shown in the table above. The following table shows the new performance tests:

                         Delinquency Test    Gross Default Test       Loss Test
                            Insurance            Insurance            Insurance
                         ----------------    ------------------       ---------
         95-1                12.00%               25.00%               14.00%
         96-1                12.00%               25.00%               14.00%
         97-1                12.00%               25.00%               14.00%
         98-1                12.00%               25.00%               13.00%

The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or, if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 5 of the Notes to Financial Statements - Subsequent Events.

Going Concern

      Since 1997, the Company has suffered significant losses from operations and has a capital deficiency as of March 31, 1999. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in the following paragraph.

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

As discussed in Note 5 - Subsequent Events, on April 7, 1999, the Company completed a comprehensive financial restructuring. As the result of the Restructuring, (1) the Company may pay 50% of its interest expense on its Senior Subordinated Notes over the two-year period ending March 31, 2001 by issuing additional Senior Subordinated notes, thereby reducing its cash requirements, a reduction from $6.9 million in 1998 to $3.6 million over the four quarters ending March 31, 2000; (2) the Company may defer all cash interest payments on its Junior Subordinated Notes until January 31, 2002; (3) the Company's receipt of excess cash flows from its four Permanent Securitization Trusts insured by FSA and from its Master Trust has resumed (in April 1999, the Company received a total of $3.0 million from such Trusts); as of March 31, 1999, the minimum equity position has increased to 19.0% of net serviced receivables relative to the requirements of the restructure of the Master Trust Facility, and assuming no further Insurance Agreement Events of Default under certain amended agreements with FSA (which were amended to reset the portfolio performance requirements to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations), such excess cash flows will continue to be received by the Company (the Company estimates it will receive an additional approximately $5 million in the aggregate from such trusts in the months of May and June 1999); (4) the Company will be able to fund a portion of the subordinated credit enhancements required for its future securitizations through the sale of up to $20 million of subordinated asset-backed securities to First Union; and (5) the Company may borrow up to $8 million for working capital purposes under its new two-year working capital facility with First Union, secured by its ESRs. Further, the Company's business plan for the next two years contemplates an increase in overall revenue and cash flow over 1998 through the gradual but steady increase in loan origination volume, the sale of ancillary Loan products (such as GAP insurance, which covers exposure to uninsured losses, and warranty products), the aggressive collection of late fees and deficiency balances, and increased servicing fees through the servicing of a larger owned portfolio as well as third-party servicing. Although there can be no assurance that the Company will successfully execute this business plan, both the Restructuring and the business plan were designed and implemented to enable the Company, among other things to increase its cash flow and stabilize its financial condition.

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


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

                           PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES.

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

      (b) Recent sales of unregistered securities.

On April 7, 1999, pursuant to the Company's Restructuring (see Note 5 of the Notes to Financial Statements Subsequent Events), 7,071,429 shares of Common Stock were issued to the Senior Subordinated Noteholders as consideration for waivers and amendments granted to the Company, and 1,178,571 additional shares of Common Stock were issued to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment, in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a) Exhibits

Number            Description                    Method of Filing
---------         -----------                    ----------------
11                Computation of Earnings        Filed with this document
                  Per Common Share

27                Financial Data Schedule        Filed with this document

       b) Reports on Form 8-K

       On March 10, 1999, the Company filed its press release dated March 10, 1999 on Form 8-K, in which it announced it had been notified by the NASDAQ Stock Market, Inc. that the Company's Common Stock had been delisted from trading on the NASDAQ National Market, effective as of the close of business on March 9, 1999. NASDAQ informed the Company that it had been delisted for failure to comply with both the public float and minimum bid price requirements. The Company's Common stock is eligible to trade on the OTC Bulletin Board.

On April 13, 1999, the Company filed its press release dated April 13, 1999 on Form 8-K, in which it announced that it had completed a comprehensive financial restructuring of its Senior Subordinated Notes and Junior Subordinated Notes, entered into several loan facilities and arrangements with First Union National Bank, and modified certain of the terms of the insurance guarantee arrangements with Financial Security Assurance, the Company's bond insurer, related to the Company's securitized asset-backed bonds.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL AUTO FINANCE COMPANY, INC.

Date:  May 17, 1999                   /s/ Thomas Costanza
                                      ------------------------------------------
                                      Thomas Costanza
                                      Vice President and Chief Financial Officer

                                                   EXHIBIT INDEX


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
11                          Computation of Earnings
                            Per Common Share

27                          Financial Data Schedule