Form 10-Q
period 1999-06-30
NATIONAL AUTO FINANCE CO INC
filed 1999-08-16
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________



                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                65-0688619
----------------------------------------     ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)



        10302 Deerwood Park Blvd.,
    Suite 100, Jacksonville, Florida                      32256
----------------------------------------     ---------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (904) 996-2500
              -----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 17,280,762 shares of Common Stock, $.01 par value, outstanding as of August 16, 1999.

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q

                                                                                                      PAGE
                                                                                                      ----
PART 1. FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

                Balance Sheets as of June 30, 1999 and December 31, 1998:                               4

                Statements of Operations For the Three and Six Months

                  ended June 30, 1999 and 1998:                                                         5

                Statements of Cash Flows For the Six Months Ended June 30, 1999 and 1998:               6

                Notes to Financial Statements:                                                          7

     Item 2.  Management's Discussion and Analysis of Financial Condition and

                Results of Operations:                                                                 12


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                                         25

     Item 2. Changes in Securities                                                                     26

     Item 6. Exhibits and Reports on Form 8-K:                                                         26

     SIGNATURES:                                                                                       27

     EXHIBIT INDEX:                                                                                    28

       Exhibit 11.    Computation of Earnings Per Common Share:                                        29

       Exhibit 27.    Financial Data Schedule:                                                         30

       Exhibit 99.    Press Release:                                                                   31

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "intend," "foresee," "expected", project" or similar expressions are intended to identify "forward-looking statements". The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors, and changes in generally accepted accounting principles could affect the Company's actual and/or reported financial performance and could cause the Company's actual and/or reported results for future periods to differ materially from those anticipated by any forward looking statement. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

-------------------------------------------------------------------------------
PART I
-------------------------------------------------------------------------------

ITEM I.  FINANCIAL STATEMENTS

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                  June 30,
                                                                                    1999           December 31,
                                                                                 (unaudited)           1998
                                                                                 ------------      ------------
ASSETS:
Cash and cash equivalents                                                        $      6,989      $      9,540
Retained interest in securitizations, at estimated fair value (Note 2)                 34,053            34,117
Furniture, fixtures and equipment, net                                                  3,483             3,277
Deferred financing costs (Note 4)                                                       4,603             2,759
Other assets                                                                            1,294             1,039
                                                                                 ------------      ------------
      TOTAL ASSETS                                                               $     50,422      $     50,732
                                                                                 ============      ============

LIABILITIES:
Accounts payable and accrued expenses                                            $      2,083      $      2,444
Accrued interest payable-related parties                                                  873               117
Junior Subordinated Notes-related parties (Notes 3 and 4)                               2,096             1,940
Senior Subordinated Notes (Notes 3 and 4)                                              54,113            53,578
Notes payable                                                                             777             1,017
                                                                                 ------------      ------------
     TOTAL LIABILITIES                                                                 59,942            59,096
                                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK series A-$0.01 par value;
       $1,000 stated value; 1,000,000 shares authorized; 2,295 shares
       outstanding; redeemable in January 2005, stated at redemption value              2,496             2,415

CAPITAL DEFICIT:
Common Stock -$0.01 par value; 20,000,000 shares authorized;
       17,280,762 and 9,030,762 shares outstanding (Note 4)                               173                90

Paid-in-capital (Note 4)                                                               38,325            36,261

Accumulated deficit                                                                   (50,514)          (47,130)
                                                                                 ------------      ------------
    Total capital deficit                                                             (12,016)          (10,779)
                                                                                 ------------      ------------

    Total liabilities, mandatory redeemable preferred stock and
    capital deficit                                                              $     50,422      $     50,732
                                                                                 ============      ============

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      Statements of Operations (unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998
                      (in thousands, except per share data)

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30                             June 30
                                                       ------------------------------      ------------------------------
                                                           1999              1998              1999              1998
                                                       ------------      ------------      ------------      ------------
REVENUE:
   Securitization related income (Note 2)              $      3,039      $      1,380      $      4,508      $      1,454
   Servicing income                                           1,411             1,643             2,859             2,915
   Interest income                                              372               599               814             1,295
   Other income                                                  80                78               443               156
                                                       ------------      ------------      ------------      ------------

     Total revenue                                            4,902             3,700             8,624             5,820
                                                       ------------      ------------      ------------      ------------

EXPENSES:
   Servicing expenses                                           736             2,326             1,593             4,630
   Interest expense                                           2,105             2,112             4,210             3,643
   Salaries and employee benefits                             1,158             1,659             2,232             3,302
   Direct loan acquisition expenses                             239               573               493             1,223
   Depreciation expense                                         356               232               704               419
   Other operating expenses                                   1,943             1,088             2,855             2,025
                                                       ------------      ------------      ------------      ------------
     Total expenses                                           6,537             7,990            12,087            15,242
                                                       ------------      ------------      ------------      ------------
Net Loss                                                     (1,635)           (4,290)           (3,463)           (9,422)
Preferred stock dividends                                        40                40                80                80
                                                       ------------      ------------      ------------      ------------
Loss attributed to common shareholders                 $     (1,675)     $     (4,330)     $     (3,543)     $     (9,502)
                                                       ============      ============      ============      ============

PER SHARE DATA:
Loss per common share - basic and diluted              $      (0.10)     $      (0.48)     $      (0.28)     $      (1.05)
                                                       ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted                                            16,731             9,031            12,881             9,031
                                                       ============      ============      ============      ============

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                      Statements of Cash Flows (unaudited)
                 For the Six months ended June 30, 1999 and 1998
                                 (in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $     (3,463)     $     (9,422)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Securitization related income                                                      (4,508)           (1,454)
   Depreciation expense                                                                  321               318
   Purchases of loans held for sale                                                  (27,752)          (81,104)
   Proceeds from transfer of loans to Master Trust                                    27,752            81,104
   Cash flows from Retained Interest released to Company                               9,909             3,679
   Cash deposits to Spread Accounts                                                   (5,338)          (22,082)
   Amortization and write-off of deferred financing costs                                383               276
   Amortization of warrants                                                              535               500
   Changes in other assets and liabilities:
     Other assets                                                                       (255)            1,091
     Accounts payable and accrued expenses                                              (360)           (1,103)
     Accrued interest payable-Senior Subordinated notes
       and other notes                                                                   757              (181)
                                                                                ------------      ------------
Net cash used in operating activities                                                 (2,019)          (28,378)
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed assets purchased                                                               (447)           (1,722)
                                                                                ------------      ------------
Net cash used in investing activities                                                   (447)           (1,722)
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior Subordinated notes                                                --            19,243
   Proceeds from Junior Subordinated notes                                               156                --
   Principal payments on notes                                                          (241)             (363)
   Payment of Mandatory Redeemable Preferred Stock dividends                              --               (80)
                                                                                ------------      ------------
   Net cash provided by (used) financing activities                                      (85)           18,800
                                                                                ------------      ------------

   Net decrease in cash and cash equivalents                                          (2,551)          (11,300)
   Cash and cash equivalents at beginning of period                                    9,540            26,467
                                                                                ------------      ------------

   Cash and cash equivalents at end of period                                   $      6,989      $     15,167
                                                                                ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                       $      2,763      $      3,323
                                                                                ============      ============


NON-CASH FINANCING ACTIVITIES:
   Accrued mandatory redeemable preferred stock dividends                                 80                80

   Issuance of 593,671 warrants in conjunction with Senior Subordinated
     notes considered paid-in-capital                                                     --             2,004

   Issuance of 8,250,000 shares of Common Stock to Senior Subordinated
   noteholders (See Note 4)                                                            2,228                --

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (unaudited)



(1)   BASIS OF PRESENTATION


      The accompanying unaudited interim financial statements at June 30, 1999 and 1998 and for the three and six months ended June 30, 1999 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

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


(2)   RETAINED INTEREST IN SECURITIZATIONS

      Retained Interest in Securitizations were $34.1 and $34.1 million at June 30, 1999 and December 31, 1998.

      Assumptions used to value the Retained Interests in Securitizations at June 30, 1999 and December 31, 1998 were as follows:

                                                                    June 30,          December 31,
                                                                      1999                1998
                                                                     ------              ------
           Weighted average cumulative net loss rate                 14.00%              14.00%
           Weighted average cumulative prepayment rate               21.77%              21.40%
           Discount rate                                             14.00%              14.00%
           Level of required Cash Spread Account                     11.00%              11.00%
           Rate of interest on Cash Spread Account                    4.85%               4.85%
           Weighted average interest rate on Loans                   18.87%              18.67%
           Weighted average yield on bonds and notes
             held by securitization investors                         6.11%               6.12%

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (unaudited)


      Specifically, pursuant to the Revolving Securitization, the Company sells Loans that it has purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sells the Loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust, to date, has issued two classes of investor certificates: "Class B Certificates," which are variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future Loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union currently owns 100% of the outstanding Class B Certificates. Collectively, the Cash Spread Accounts and the Class C Certificate portion of Loan principal (Over-Collateralization Accounts), are held by the Company to collateralize the Master Trust. The Spread Accounts and Excess Spread Receivables are reflected collectively on the balance sheet as "Retained Interest in Securitizations."

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

      Under the financing structures the Company has used to date for its securitizations, certain excess cash flows generated by the Loans are retained in the Cash Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Cash Spread Accounts can vary depending on each transaction, the Company's agreements with Financial Security Assurance Inc. ("FSA"), the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and the Overcollateralization Accounts, have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels. Additionally, effective as of the Restructuring date (See Note 4 - Recent Events), the Company is required to maintain a minimum equity position in the Revolving Securitization of 19.0% of the net serviced receivables in the Master Trust, or 3.0 times net losses, whichever is greater. This minimum equity position currently consists of cash invested by the Company and overcollateralization in the form of the discount from the face amount of a Loan at which the Company is willing to purchase the Loan from an automobile dealer ("Dealer Discount") related to the principal balance of Loans. As of June 30, 1999 and 1998, the Company had a 19.00% and 14.18% minimum equity position investment in the Revolving Securitization. See Note 4 - Recent Events.

      Since the completion of the Restructuring, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests (an "Insurance Agreement Event of Default"), the Company would be in default under those insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. See Note 4 - Recent Events.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                   (unaudited)



      The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 4 - Recent Events.

      During the six months ended June 30, 1999 and 1998, the following activity took place with respect to securitizations:

                                                                                June 30,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                          (dollars in thousands)
      Principal balance of Loans purchased                            $     29,215      $     83,620
                                                                      ============      ============
      Weighted average coupon rate on Loans sold during the
        period                                                               18.80%            19.35%
                                                                      ============      ============


(3)   DEBT

      The balance of the Senior Subordinated Notes payable was $54.1 and $53.6 million as of June 30, 1999 and December 31, 1998. Such amounts are shown net of discounts of $5.9 million and $6.4 million. The principal amount of the aggregate $60 million of Senior Subordinated Notes is due in December 2004 and bears interest at 11.875% per annum until December 21, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly.

      The Senior Subordinated Notes were issued in two separate private placements, the first of which occurred in December 1997 in the principal amount of $40 million (the "December Private Placement") and the second of which occurred in March 1998 in the principal amount of $20 million (the "March Private Placement"). See Note 4 Recent Events for a discussion of the impact of the comprehensive financial restructuring on the Senior Subordinated Debt.

      On June 16, 1999, the Company borrowed $1.5 million on its Revolving Credit Facility with First Union. The $1.5 million advance was repaid on June 21, 1999. (See Note 4).

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (unaudited)


(4)   RECENT EVENTS

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

      The agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the waiving of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that, on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Assets Covenant"); the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999; (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes (and the interest on such interest) through the issuance of additional Senior Subordinated Notes, convertible into Common Stock at the conversion price of $.75 per share; (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company; (6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment 1,178,571 additional shares of Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to name three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. The Company capitalized deferred financing costs of $2,227,500 associated with the issuance of the 7,071,429 and 1,178,571 shares issued to the Senior Noteholders. These costs are being amortized over the remaining term of the Senior Subordinated Notes. (See Note 3)

      The agreements and transactions with First Union provide for and include, among other things: (1) the extension of the Master Trust warehouse line for an additional two years (through March 31, 2001) and an increase in the amount the Master Trust may borrow under such facility from $75 million to $85 million; the interest rate for this facility is established at LIBOR + 1.5%; (2) the commitment by First Union to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's securitizations; the interest rate for this commitment is established at LIBOR + 5%; (3) a revolving credit facility enabling the Company to borrow up to $8 million for working capital purposes, secured by the Company's Residual Interest in Securitizations; the interest rate for this facility is established at LIBOR + 5%; and (4) waiver of existing violations of certain covenants with respect to the Master Trust, specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (unaudited)


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

      The agreements and transactions with FSA provide for and include, among other things: (1) the resetting of the cash spread accounts in each of the Company's term asset-backed securitizations that have been guaranteed by FSA to 11% of the outstanding principal balance of the receivables in each of such securitizations for the remaining term of such securitizations;
      (2) the elimination of all portfolio performance maintenance requirements that, if otherwise violated, would have resulted in the trapping of cash flows to over fund such cash spread accounts; (3) the resetting of the portfolio performance requirements that, if violated, would constitute a default under the insurance guaranty agreements issued by FSA, to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations; and (4) the waiver of all past breaches and defaults of portfolio performance requirements, the result of which is to enable the Company to resume the receipt of excess cash flow under each of the Company's term asset-backed securitizations that have been guaranteed by FSA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following management's discussion and analysis provides information regarding the Company's financial condition as of June 30, 1999 compared to December 31, 1998 and its results of operations for the three and six months ended June 30, 1999 and 1998. This management's discussion and analysis should be read in conjunction with (i) the Company's Financial Statements and the related notes included elsewhere herein and (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1998. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

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

      Revenues. Pursuant to Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), the Company has periodically measured the fair value of its Retained Interest in Securitizations based upon the performance of its Loan portfolio. As a result, the Company has increased the cumulative net loss estimate from 12.88% applied during and as of the first and second quarters of fiscal year 1998 to 14.00% during and as of the first and second quarters of fiscal year 1999. The increase in the cumulative net loss estimate results primarily from an increase in default rates expected to be experienced over the life of the Loans, lower expected recovery rates on the underlying collateral and changes in loss timing, compared to the rates of such items estimated in earlier periods. These factors were impacted significantly as a result of the Company's conversion of its Loan servicing to an internal system in June of 1998. Performance trends indicate the negative impact of the immediate post conversion period has stabilized. These changes are a significant factor in the securitization income realized by the Company for the quarter and six months ended June 30, 1999. See "Results of Operations."

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

The table below sets forth certain information relating to the Company's securitization activities during the three and six month periods ended June 30:

                                                          Three months ending            Six months ending
                                                          1999           1998           1999           1998
                                                       ----------     ----------     ----------     ----------
                                                           (dollars in thousands, except number of loans)
Number of Loans purchased ........................          1,054          2,577          2,083          6,663
Principal balance of Loans purchased .............     $   15,116     $   34,723     $   29,215     $   83,620
Principal amount of Loans funded (1) .............     $   14,360     $   33,682     $   27,752     $   81,104
Securitization related income ....................     $    3,039     $    1,380     $    4,508     $    1,454
Servicing income .................................     $    1,411     $    1,643     $    2,859     $    2,915

(1) Amount funded represents the price at which the Company purchases a Loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the Loan purchased less the Dealer Discount. No loans were purchased from Third Party Originators during the three months ended June 30, 1999.

RESULTS OF OPERATIONS

             THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE
                    THREE MONTH PERIOD ENDED JUNE 30, 1998.

Income from Operations

      The Company reported a net loss of $1.7 million attributed to common stockholders for the three-month period ended June 30, 1999 compared to a net loss of $4.3 million attributed to common stockholders for the three month period ended June 30, 1998.

Securitization Related Income

      For the three month periods ended June 30, 1999 and 1998, the Company recognized securitization related income of $3.0 million and $1.4 million, respectively.

The Company's Loan purchasing volume decreased during the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998. The Company purchased 1,054 Loans, having a principal balance of $15.1 million, during the three month period ended June 30, 1999, compared to 2,577 Loans, having a principal balance of $34.7 million, for the three months ended June 30, 1998. The Company's loan purchasing volume had decreased significantly during the second half of 1998 and early months of 1999 as the comprehensive financial restructuring was being completed. See Note 4 of the Notes to Financial Statements - Recent Events. Since that time, the Company is re-establishing its loan purchasing volume at a deliberate pace with emphasis on more stringent credit and collateral standards. Included in reported securitization related income of $3.0 million for the three month period ended June 30, 1999 was approximately $1.3 million related to an increase in the valuation of the Retained Interest in Securitizations. The adjustment resulted from lower default rates during the three months ended June 30, 1999 than previously estimated. Notwithstanding higher loan purchasing volume during the three months ended June 30, 1998 as compared to the three months ended June 30, 1999, securitization income during the three months ended June 30, 1998 was lower due to higher default rates than previously estimated as the resulting adjustment part of the evaluation of the Retained Interest in Securitizations, reduced securitization income by $1.8 million for that period.

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as received. Servicing income for the three month periods ended June 30, 1999 and 1998 was $1.4 million and $1.6 million, respectively.

Total Expenses

      The Company reported total expenses for the three-month periods ended June 30, 1999 and 1998 of $6.5 million and $8.0 million, respectively. These expenses consisted primarily of salaries and employee benefits, servicing expense and interest expense on long-term indebtedness, including the Senior Subordinated Notes.

Servicing expenses for the three month periods ended June 30, 1999 and 1998 were $736,000 and $2.3 million, respectively. Servicing expenses were significantly lower during the three months ended June 30, 1999 as compared to the three month's ended June 30, 1998 due to the Company incurring both internal servicing expenses and external servicing expenses paid as fees to an outside servicing vendor during a transitional phase during which the Company implemented a transition from such outside servicer to in-house servicing. Such transition period, as discussed below, occurred during the three months ended June 30, 1998. Additionally, the Company further stabilized its internal servicing expense structure during the three months ended June 30, 1999. The Company's average outstanding Servicing Portfolio was $196.5 million, representing 20,907 outstanding Loans as of June 30, 1999, and $251.1 million, representing 23,597 outstanding Loans, as of June 30, 1998. Culminating on June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to an internal system. As a result, the Company has been performing all collection functions with respect to its Servicing Portfolio since June 19, 1998.

Salaries and employee benefits for the three month periods ended June 30, 1999 and 1998 were $1.2 million and $1.7 million, respectively. These expenses were lower during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to the Company stabilizing its staffing levels during the three months ended June 30, 1999. During the three months ended June 30, 1998, the Company incurred duplicative salaries and benefits expenses associated with its servicing conversion and company realignment including phased move of sales, originations and corporate support staff from Boca Raton, Florida to Jacksonville, Florida.

Interest expense for the three-month periods ended June 30, 1999 and 1998 was $2.1 million and $2.1 million, respectively. These interest expenses resulted from the long-term debt balance of the Company, including interest paid on the outstanding Senior Subordinated Notes.

Other operating expenses for the three-month periods ended June 30, 1999 and 1998 was $1.9 million and $1.1 million, respectively. The increase in other operating expenses was due to approximately $900,000 of restructuring legal and professional expenses incurred by the Company during the three months ended June 30, 1999 associated with the Company's comprehensive financial restructuring.

              SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE
                     SIX MONTH PERIOD ENDED JUNE 30, 1998.

Income from Operations

      The Company reported a net loss of $3.5 million attributed to common stockholders for the six month period ended June 30, 1999 compared to a net loss of $9.5 million attributed to common stockholders for the six month period ended June 30, 1998.

Securitization Related Income

      For the six month periods ended June 30, 1999 and 1998, the Company recognized securitization related income of $4.5 million and $1.5 million, respectively.

The Company's Loan purchasing volume decreased during the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998. The Company purchased 2,083 Loans, having a principal balance of $29.2 million, during the six month period ended June 30, 1999, compared to 6,663 Loans, having a principal balance of $83.6 million, for the six months ended June 30, 1998. The Company's loan purchasing volume had decreased significantly during the second half of 1998 and early months of 1999 as the comprehensive financial restructuring was being completed. See Note 4 of the Notes to Financial Statements - Recent Events. Since that time, the Company is reestablishing its loan purchasing volume at a deliberate pace with emphasis on more stringent credit and collateral standards. Included in reported securitization related income of $4.5 for the six month period ended June 30, 1999 was approximately $1.3 million related to the valuation of the Retained Interest in Securitizations. The adjustment resulted from lower defaults rates during the six months ended June 30, 1999 than previously estimated. Notwithstanding higher loan purchasing volume during the six months ended June 30, 1998 as compared to the six months ended June 30, 1999, securitization income during the six months ended June 30, 1998 was lower due to higher default rates than previously estimated as part of the evaluation of the Retained Interest in Securitizations. The resulting adjustment reduced securitization income by $1.8 million for that period.

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized as received. Servicing income for the six month periods ended June 30, 1999 and 1998 was $2.9 million and $2.9 million, respectively.

Total Expenses

      The Company reported total expenses for the six-month periods ended June 30, 1999 and 1998 of $12.1 million and $15.2 million, respectively. These expenses consisted primarily of salaries and employee benefits, servicing expense, interest expense on long-term indebtedness, including the Company's Senior Subordinated Notes and other operating expenses.

Servicing expenses for the six month periods ended June 30, 1999 and 1998 were $1.6 and $4.6 million, respectively. Servicing expenses were significantly lower during the six months ended June 30, 1999 as compared to the six month's ended June 30, 1998 due to the Company incurring both internal servicing expenses and external servicing expenses paid as fees to an outside servicing vendor during a transitional phase during which the Company implemented a transition from such external servicer to in-house servicing. Such transition period, as discussed below, occurred during the six months ended June 30, 1998 and up to the conversion date of June 19, 1998. Additionally, the Company further stabilized its servicing expense structure during the six months ended June 30, 1999. The Company's average outstanding Servicing Portfolio was $201.3 million, representing 21,189 outstanding Loans as of June 30, 1999, and $251.1 million, representing 23,597 outstanding Loans, as of June 30, 1998. Culminating on June 19, 1998, the Company converted its

Servicing Portfolio computer data from its outside servicer's computer systems to an internal system. As a result, the Company has been performing all collection functions through its own servicing system with respect to its Servicing Portfolio since June 19, 1998.

Salaries and employee benefits for the six month periods ended June 30, 1999 and 1998 were $2.2 million and $3.3 million, respectively. These expenses were lower during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due to the Company stabilizing its staffing levels during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company incurred duplicative salaries and benefits expenses associated with its servicing conversion and company realignment including phased move of sales, originations and corporate support staff from Boca Raton, Florida to Jacksonville, Florida.

Interest expense for the six-month periods ended June 30, 1999 and 1998 was $4.2 million and $3.6 million, respectively. These interest expenses resulted from the higher outstanding long-term debt balance of the Company, including interest paid on the outstanding Senior Subordinated Notes.

Other operating expenses for the six-month periods ended June 30, 1999 and 1998 was $2.9 million and $2.0 million, respectively. The increase in other operating expenses was due to approximately $900,000 of restructuring legal and professional expenses incurred by the Company during the six months ended June 30, 1999 associated with the Company's comprehensive financial restructuring.


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

                                                                     As of and for the six
                                                                       months of June 30,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
                                                                         (in thousands)
Average Servicing Portfolio during period ..................     $    201,351      $    249,376
Gross charge-offs ..........................................           16,717            20,683
Liquidation proceeds from repossessed assets ...............            7,492             9,949
                                                                 ------------      ------------
Net charge-offs ............................................     $      9,225      $     10,734
                                                                 ============      ============
Net charge-offs as a percentage of average Servicing
    Portfolio (annualized) .................................             9.10%             8.60%
                                                                 ============      ============

The Company believes that the system conversion and resulting servicing disruption was largely responsible for the increase in net charge-offs as a percentage of the Servicing Portfolio for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. After conversion, the Company experienced an increase in the delinquency of its portfolio that occurred in or about August 1998. This resulted in an accumulation of higher than normal defaults. Much of the repossession inventory associated with these defaults remained in inventory as of December 31, 1998 and was liquidated during the six months ended June 30, 1999. Since initiating collections on its own internal servicing system in June 1998, the resulting percentage of the outstanding principal balance of Loans that were more than 30 days past due decreased to approximately 7.65% of the Company's Servicing Portfolio as of December 31, 1998, from 11.5% as of July 31, 1998, and was approximately 7.5% as of June 30, 1999.

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

                                                                         As of June 30,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
                                                                     (dollars in thousands)
Period of delinquency:
   31 to 60 days ...........................................     $      9,303      $     17,432
   61 to 90 days ...........................................            2,496             3,528
   91 days or more .........................................            2,088             2,786
                                                                 ------------      ------------
Total delinquencies ........................................     $     13,887      $     23,746
                                                                 ============      ============
Total delinquencies as a percentage of the
   Servicing Portfolio .....................................             7.24%             9.10%
Principal balance of Loans related to repossession
   inventory ...............................................     $      1,617      $      5,752
Repossession inventory as a percentage of the ending
   Servicing Portfolio .....................................             0.84%             2.20%

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


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

The following table summarizes the vintage static pools of the Company's Servicing Portfolio for all Loans purchased by the company from inception through the period ended June 30, 1999, and includes cumulative net loss data through June 30, 1999:

    *          4Q 94     1Q 95     2Q 95      3Q 95     4Q 95     1Q 96     2Q 96     3Q 96     4Q 96
    1          0.00%     0.00%      0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
    2          0.00%     0.00%      0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
    3          0.00%     0.00%      0.00%     0.06%     0.05%     0.00%     0.00%     0.04%     0.00%
    4          0.05%     0.04%      0.00%     0.12%     0.25%     0.09%     0.03%     0.04%     0.01%
    5          0.31%     0.14%      0.29%     0.41%     0.48%     0.26%     0.28%     0.33%     0.07%
    6          0.47%     0.30%      0.92%     0.78%     0.86%     0.49%     0.62%     0.70%     0.69%
    7          0.51%     0.71%      1.62%     1.64%     1.27%     0.90%     1.10%     1.18%     1.25%
    8          1.08%     1.25%      2.02%     2.02%     1.67%     1.23%     2.06%     1.71%     1.85%
    9          1.36%     1.55%      2.39%     2.42%     2.25%     1.95%     2.70%     2.68%     2.50%
    10         1.75%     2.13%      2.71%     2.60%     2.46%     2.14%     3.37%     3.31%     3.27%
    11         1.72%     2.49%      3.30%     3.02%     2.84%     2.72%     4.29%     3.88%     3.77%
    12         3.12%     3.09%      3.39%     3.58%     3.33%     3.26%     5.20%     4.34%     4.12%
    13         3.21%     3.64%      3.71%     3.91%     3.97%     3.74%     5.55%     5.08%     4.57%
    14         3.80%     4.04%      4.21%     4.03%     4.28%     4.18%     6.13%     5.53%     4.97%
    15         4.45%     4.25%      4.31%     4.51%     5.07%     4.90%     6.52%     6.01%     5.46%
    16         4.55%     4.33%      4.53%     4.87%     5.09%     5.11%     6.78%     6.57%     5.94%
    17         4.91%     4.88%      4.92%     5.27%     5.65%     6.16%     7.16%     6.85%     6.40%
    18         4.91%     4.98%      5.54%     5.62%     5.96%     6.59%     7.67%     7.35%     7.17%
    19         5.05%     5.28%      5.96%     6.16%     6.61%     7.01%     8.00%     8.14%     7.78%
    20         5.05%     5.80%      6.18%     6.63%     6.78%     7.28%     8.14%     8.59%     8.25%
    21         5.79%     5.89%      6.55%     6.75%     7.15%     7.56%     8.66%     9.12%     8.66%
    22         5.78%     6.33%      7.35%     6.87%     7.42%     8.00%     9.09%     9.75%     9.05%
    23         6.20%     6.46%      7.88%     7.44%     7.99%     8.25%     9.81%    10.03%     9.23%
    24         6.80%     6.91%      8.30%     7.93%     8.21%     8.36%    10.17%    10.36%     9.43%
    25         6.99%     7.48%      8.59%     8.37%     8.49%     8.85%    10.68%    10.88%     9.67%
    26         7.49%     7.58%      8.66%     8.54%     8.77%     9.01%    11.22%    11.13%    10.02%
    27         8.06%     8.20%      9.16%     8.70%     8.98%     9.36%    11.50%    11.40%    10.35%
    28         8.23%     8.76%      9.34%     8.82%     9.35%     9.57%    11.54%    11.72%    10.80%
    29         9.07%     9.49%      9.35%     8.89%     9.97%     9.84%    11.71%    11.86%    11.25%
    30         9.17%     9.54%      9.39%     9.21%    10.16%    10.09%    11.88%    12.19%    11.42%
    31         9.71%     9.81%      9.82%     9.84%    10.61%    10.37%    12.56%    12.32%    11.78%
    32         9.99%    10.08%      9.75%    10.11%    10.74%    10.48%    12.78%    12.58%
    33        10.47%    10.19%     10.06%    10.26%    11.09%    10.61%    12.85%    12.76%
    34        11.44%    10.28%     10.53%    10.67%    11.28%    10.83%    13.10%    12.93%
    35        11.48%    10.63%     10.52%    10.85%    11.33%    11.15%    13.38%
    36        11.81%    10.66%     10.72%    10.89%    11.51%    11.20%    13.51%
    37        11.86%    10.83%     10.93%    11.15%    11.70%    11.36%    13.77%
    38        11.85%    11.01%     11.10%    11.21%    11.93%    11.48%
    39        12.37%    11.20%     11.17%    11.37%    11.94%    11.79%
    40        12.42%    11.48%     11.19%    11.46%    11.98%    11.88%
    41        12.42%    11.63%     11.22%    11.84%    12.01%
    42        12.57%    11.95%     11.26%    11.87%    12.09%
    43        12.56%    12.00%     11.55%    12.07%    12.32%
    44        12.71%    12.04%     11.54%    12.09%
    45        12.68%    12.08%     11.74%    12.24%
    46        12.75%    12.12%     11.82%    12.22%
    47        12.79%    12.21%     12.04%
    48        12.97%    12.31%     11.99%
    49        12.97%    12.27%     12.00%
    50        13.10%    12.73%
    51        13.09%    12.51%
    52        13.15%    12.61%
    53        13.17%

* - Month of origination.

               1Q 97     2Q 97     3Q 97      4Q 97     1Q 98     2Q 98     3Q 98     4Q 98     1Q 99     2Q 99
    1          0.00%     0.00%      0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
    2          0.00%     0.00%      0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
    3          0.00%     0.00%      0.02%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
    4          0.04%     0.22%      0.04%     0.01%     0.02%     0.00%     0.00%     0.07%     0.00%
    5          0.25%     0.66%      0.18%     0.14%     0.08%     0.13%     0.01%     0.16%     0.04%
    6          0.70%     1.31%      0.42%     0.42%     0.29%     0.35%     0.81%     0.56%     0.17%
    7          1.43%     2.11%      0.88%     0.74%     0.61%     0.72%     0.94%     0.99%
    8          1.94%     2.56%      1.21%     1.29%     0.84%     0.82%     2.10%
    9          2.60%     2.99%      1.60%     1.68%     1.16%     1.62%     2.40%
    10         3.08%     3.71%      2.30%     2.09%     1.78%     2.03%     2.79%
    11         3.51%     4.28%      2.78%     2.41%     2.28%     2.76%
    12         3.87%     5.05%      3.45%     2.76%     2.76%     3.09%
    13         4.49%     5.91%      3.87%     3.25%     3.25%     3.83%
    14         5.08%     6.50%      4.18%     3.68%     3.67%
    15         5.65%     6.96%      4.54%     4.14%     4.24%
    16         6.34%     7.42%      5.24%     4.68%     4.83%
    17         6.82%     7.63%      5.74%     5.02%
    18         7.39%     7.93%      6.28%     5.42%
    19         7.79%     8.48%      6.91%     5.93%
    20         8.05%     9.01%      7.45%
    21         8.40%     9.28%      7.88%
    22         8.78%     9.73%      8.40%
    23         9.28%    10.00%
    24         9.67%    10.30%
    25        10.12%    10.79%
    26        10.52%
    27        10.83%
    28        11.36%

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

Net cash used in operating activities decreased by $26.4 million to $2.0 million for the six month period ended June 30, 1999 from $28.4 million for the six month period ended June 30, 1998, principally due to due to reduced origination volume and a resulting reduction in credit enhancement requirements of the Company's securitization facilities, release of previously trapped excess cash spread from the trusts due to agreements with FSA and the reduced net loss from operations as discussed in "Results of Operations".

Net cash provided by (used in) financing activities decreased by $18.9 million to $(85,000) for the six month period ended June 30, 1999 from $18.8 million for the six month period ended June 30, 1998. Net cash provided by financing activities for the six month period ended June 30, 1998 was primarily the result of the proceeds received from the March Private Placement of $20 million of Senior Subordinated Notes.

During the six month period ended June 30, 1999, the Company was required to maintain a minimum equity position in the Master Trust of 19.0% of the net serviced receivables or 3.0 times net losses, whichever was greater. This minimum equity position consists of cash invested by the Company and over-collateralization in the form of the Company owning certain interests in the principal balance of Loans.

As of June 30, 1999, the Company retained approximately $34.1 million of Retained Interest in Securitizations, representing 67.5% of the total assets of the Company. The value of these assets, representing the net present value of future cash flows to the Company, would be reduced in the event of a future material increase in the Loan loss or prepayment experience relative to the amounts previously estimated by the Company.

As of June 30, 1998, the principal amount owed by the Company on the Senior Subordinated Notes was $60.0 million and the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.1 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at 11.875% per annum until December 22, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly. See Note 3 of the Notes to Financial Statements for further discussion of the Company's various debt facilities. See also Note 4 of the Notes to Financial Statements - Recent Events.

Senior Subordinated Notes

       On April 7, 1999, the Company completed a comprehensive financial restructuring (the "Restructuring"), including its Senior Subordinated Notes and resolved certain other issues with its Senior Subordinated Noteholders. More specifically, the agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the elimination of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that on a quarterly basis, the Company's net return on assets invested in Loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Assets Covenant"); the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999; (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes (and the interest on such interest) through the issuance of additional Senior Subordinated Notes that are convertible into Common Stock at the conversion price of $.75 per share; (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company;
(6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment of an additional 1,178,571 shares of additional Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to designate three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. See
Note 4 to Notes to Financial Statements - Recent Events.


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

Periodically the Master Trust transfers Loans and Spread Account balances to Permanent Securitizations in exchange for cash, which is used to repay the Class B Certificates. Debt securities representing interests in the Permanent Securitizations are sold to third-party investors, who are repaid from cash flows from the Loan receivables in the applicable Permanent Securitization. Excess Spread Receivables and return of Spread Accounts attributable to such Loans flow from the Permanent Securitization to the Company to the extent such funds are available. Pursuant to the Restructuring described above, the Company entered into several loan facilities and arrangements with First Union . As described in Note 4 of Notes to the Financial Statements - Recent Events, the restructured agreements with First Union provide for and include, among other things: (1) the extension of the Company's warehouse line for an additional two years (through March 31, 2001) and an increase in the amount the Company may borrow under such facility from $75 million to $85 million; (2) the commitment by First Union to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's securitizations; and (3) a revolving credit facility enabling the Company to borrow up to $8 million for working capital purposes secured by the Company's Retained Interest in Securitizations.

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

Under the financing structures the Company has used to date for its securitizations, certain excess cash flows generated by the Loans are retained in the Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Accounts can vary depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and generally an 11% interest in the principal balance of the Loans in the trust (the "Over-Collateralization Accounts"), have been attained and/or the delinquency or losses related to the Loans in the pool are below certain predetermined levels.

Since completion of the Restructuring, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests (an "Insurance Agreement Event of Default"), the Company would be in default under such insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts.

Pursuant to the Restructuring, certain of the terms of the insurance guarantee arrangements with FSA were modified. The agreements and transactions with FSA provide for and include, among other things: (1) the resetting of the cash spread accounts in each of the Company's term asset-backed securitizations that have been guaranteed by FSA to 11% of the outstanding principal balance of the receivables in each of such securitizations for the remaining term of such securitizations; (2) the elimination of all portfolio performance maintenance requirements that, if otherwise violated, would have resulted in the trapping of cash flows to over fund such cash spread accounts; (3) the resetting of the portfolio performance requirements that, if violated, would constitute a default under the insurance guaranty agreements issued by FSA, to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations; and (4) the waiver of all past breaches and defaults of portfolio performance requirements, the result of which is to enable the Company to resume the receipt of excess cash flow under each of the Company's term asset-backed securitizations that have been guaranteed by FSA. As a result of amended agreements with FSA entered into on April 7, 1999, going forward the Company will be subject to only Insurance Agreement default tests as shown below. The following table shows the performance tests (three month rolling average) as of June 30, 1999:

                       Delinquency Test               Default Test                  Loss Test
                  ------------------------      ------------------------      ------------------------
                    Actual       Insurance        Actual       Insurance        Actual       Insurance
                  ---------      ---------      ---------      ---------      ---------      ---------
95-1                8.30%         12.00%          6.37%         25.00%          1.12%         14.00%

96-1                9.32%         12.00%         16.77%         25.00%          9.16%         14.00%

97-1                8.70%         12.00%         16.01%         25.00%         11.80%         14.00%

98-1                8.30%         12.00%         14.71%         25.00%          6.67%         13.00%


The Company's right to service the Loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such Loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or, if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 4 of the Notes to Financial Statements - Recent Events.

Going Concern

      Since 1997, the Company has suffered significant losses from operations and has a capital deficiency as of June 30, 1999. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in the following paragraph.

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

As discussed in Note 4 to the Financial Statements - Recent Events, on April 7, 1999, the Company completed a comprehensive financial restructuring. As the result of the Restructuring, (1) the Company may pay 50% of its interest expense on its Senior Subordinated Notes over the two-year period ending March 31, 2001 by issuing additional Senior Subordinated notes, thereby reducing its cash requirements, a reduction from $7.1 million in 1998 to $3.6 million over the four quarters ending March 31, 2000; (2) the Company may defer all cash interest payments on its Junior Subordinated Notes until January 31, 2002; (3) the Company's receipt of excess cash flows from its four Permanent Securitization Trusts insured by FSA and from its Master Trust has resumed; as of March 31, 1999, the minimum equity position has increased to 19.0% of net serviced receivables relative to the requirements of the restructure of the Master Trust Facility, and assuming no further Insurance Agreement Events of Default under certain amended agreements with FSA (which were amended to reset the portfolio performance requirements to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations), such excess cash flows will continue to be received by the Company; (4) the Company will be able to fund a portion of the subordinated credit enhancements required for its future securitizations through the sale of up to $20 million of subordinated asset-backed securities to First Union; and (5) the Company may borrow up to $8 million for working capital purposes under its new two-year working capital facility with First Union, secured by its ESRs. Further, the Company's business plan for the next two years contemplates an increase in overall revenue and cash flow over 1998 through the gradual but steady increase in loan origination volume, the sale of ancillary Loan products (such as GAP insurance, which covers exposure to uninsured losses, and warranty products), the aggressive collection of late fees and deficiency balances, and increased servicing fees through the servicing of a larger owned portfolio as well as third-party servicing. Although there can be no assurance that the Company will successfully execute this business plan, both the Restructuring and the business plan were designed and implemented to enable the Company, among other things to increase its cash flow and stabilize its financial condition.

In conjunction with the Company's comprehensive financial restructuring, the Senior Subordinated Noteholders waived the previously existing Net Worth Covenant and established a new covenant requiring that, on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999.

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

The Company has implemented a project plan for achieving year 2000 readiness. An inventory of critical hardware and software has been completed and information technology components are being assessed. This assessment includes major suppliers and business partners, however, the Company does not rely on any single supplier or partner to conduct business. Additionally, the Company engaged an independent systems firm to evaluate year 2000 readiness. The review was completed during the three months ended June 30, 1999 and no material weaknesses were identified in the resulting report issued by the independent systems' firm. The Company converted its general accounting system to a Y2K Compliant system during August 1999.

The Company presently believes that the year 2000 issue will not pose operational problems for the Company. However, if systems modifications and conversions are necessary, and are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of the third parties on which the Company rely, would not have an adverse effect on the Company's systems or operations.

                           PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

         On October 22, 1998, Pearl Peckerman, I.R.A., on behalf of herself and all others similarly situated, filed a putative class-action complaint (the "Peckerman Complaint") in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors of the Company, as well as the co-lead underwriters of the Company's initial public offering. On December 4, 1998, Harvey Rooks, Rachel Rooks and Joyce Bornstein, on behalf of themselves and all others similarly situated, filed a putative class action complaint (the "Rooks Complaint") in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors of the Company, as well as the co-lead underwriters of the Company's initial public offering.

On February 5, 1999, the United States District Court for the Southern District of Florida ordered that these actions be consolidated. Thereafter, on July 29, 1999, the plaintiffs filed an amended and consolidated class-action complaint (the "Amended and Consolidated Complaint") styled In re National Auto Finance Company, Inc. Securities Litigation, Case Number 98-8767-CIV-Hurley.

The individual lead plaintiffs in the Amended and Consolidated Complaint are Pearl Peckerman, Harvey Rooks, Rachel Rooks, Joyce Bornstein, Emanuel Androulidakis, Frank Rosetti, Thomas R. Bopp, Noel V. Brodtman, Jr., Susan H. Jacobsen, Leonard R. Carothers, Fred Gaunce, Duane Morris, Ralph Casey, Hiram Graham, and Vance Prigge. In addition, the action was instituted on behalf of a putative class of plaintiffs consisting of those persons who purchased or otherwise acquired stock of the Company between January 29, 1997 and April 15, 1998 inclusive, excluding the Company, its subsidiaries and affiliates, the individual defendants, members of the immediate families of each of the individual defendants, and the successors and assigns of any defendant. Other than the Company, the defendants to the action are: Gary L. Shapiro, Keith B. Stein, Roy E. Tipton, Kevin G. Adams, Edgar A. Otto, Peter Offerman, Morgan M. Schussler, Steven L. Gurba, and the co-lead underwriters of the Company's January 1997 initial public offering, Raymond James & Associates, Inc. and Cruttenden Roth, Inc.

The Amended and Consolidated Complaint sets forth allegations surrounding the Company's 1997 restated financial statements, the interpretation of FASB No. 125 and the relationship between the Company and its prior outside service provider, Omni Financial Services of America, Inc. The plaintiffs' allegations of liability are based on various theories of recovery, including alleged violations of Section 11, 12(a)(2), 15 and 20(a) of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The plaintiffs are seeking compensatory damages as the court deems appropriate.


The Company is presently assessing the merits of the claims and anticipates filing a motion to dismiss the complaint in its entirety in the near future. In addition, the two underwriter defendants, Raymond James, Inc. and Cruttenden Roth, Inc. have asserted that pursuant to the underwriting agreement entered into with the Company in connection with its initial public offering, the Company is required to indemnify the underwriters for their legal and other costs incurred in this litigation, including but not limited to any potential judgment against them. The Company is presently assessing the merits of those claims.

The Company has directors' and officers' liability insurance policy with a liability limit of $5 million; and two excess policies with liability limits of $2 million and $3 million, respectively. Each insurer has raised certain coverage defenses or denied coverage. The Company has engaged, and will continue to pursue appropriate strategies to protect and preserve its claims of full coverage under all such policies.

Litigation is subject to many uncertainties, and it is possible that the above action could be decided unfavorably. In addition, the Company may enter into discussions in an attempt to settle the pending litigation if it is in the best interests of the Company's stockholders to do so. Management is presently unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome or settlement of the pending litigation. It is possible that the Company's business, volume, results of operations, cashflows or financial position could be materially affected by an unfavorable outcome or settlement of the pending litigation.

ITEM 2. CHANGES IN SECURITIES.

      (a)   Market Information.

            N/A

      (b)   Recent sales of unregistered securities.

      The Progressive Investment Company, Inc. ("Progressive"), PC Investment Company ("PCI"), an affiliate of Progressive, The 1818 Mezzanine Fund, L.P. (the "1818 Fund"), The Structured Finance High Yield Fund, LLC ("SFHY"), and Manufacturers Life Insurance Company (U.S.A.) ("ManuLife") (collectively, the "Senior Subordinated Noteholders"), acquired control of the Company as a result of the issuance to them of additional aggregate of 8,250,000 shares of Common Stock. (See Note 4 to the Financial Statements Recent Events). Following the Restructuring, the Senior Subordinated Noteholders held of record an aggregate of 10,174,762 shares of the Company's outstanding Common Stock and beneficially owned an aggregate of 17,155,689 shares of the Company's Common Stock, representing approximately 85.7% of the Company's issued and outstanding Common Stock (assuming the issuance of stock in respect of certain warrants, options and Convertible Senior Subordinated Promissory Notes, as defined below, held by such Senior Subordinated Noteholders). National Auto Finance Company, L.P., a Delaware limited partnership (the "Partnership"), by and through National Auto Finance Corporation, the general partner of the Partnership (the "General Partner") and certain of the Partnership's limited partners, Nova Financial Corporation, Nova Corporation, Stephen L. Gurba, Edgar A. Otto and Gary L. Shapiro, as part of the Restructuring, granted to the Board designees of the Senior Subordinated Noteholders an irrevocable proxy to vote the 4,230,000 shares of Common Stock held by the Partnership in all matters as to which such shares are entitled to vote. Representatives of the Senior Subordinated Noteholders currently constitute four members of the Company's seven-member Board of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a)    Exhibits

Number            Description                     Method of Filing

11                Computation of Earnings         Filed with this document
                  Per Common Share

27                Financial Data Schedule         Filed with this document

99                Press Releases                  Filed with this document

      b)    Reports on Form 8-K

      On April 13, 1999, the Company filed its press release on Form 8-K, in which it announced that it had completed a comprehensive financial restructuring of its Senior Subordinated Notes and Junior Subordinated Notes, entered into several loan facilities and arrangements with First Union National Bank, and modified certain of the terms of the insurance guarantee arrangements with Financial Security Assurance, the Company's bond insurer, related to the Company's securitized asset-backed bonds.

      On May 18, 1999, the Company filed its press release on Form 8-K in which it announced the Company's 1998 and first quarter 1999 results.

      On June 17, 1999, the Company filed its press release on Form 8-K in which it announced that Keith B. Stein has been named Chairman of the Board, in addition to his role as Chief Executive Officer of the Company. Mr. Stein has been Vice Chairman since January 1997 and has held various positions with the Company since January 1995. NAFI also announced that is has promoted William G. Magro to President, in addition to his role as Chief Operating Officer. Mr. Magro has been Executive Vice President and COO of the Company since January 1998 and was President of the Company's Servicing Division, which was folded into the Company also in January 1998. Additionally, the Company announced that it has scheduled its annual meeting for the year ended December 31, 1998. Shareholders of record on August 2, 1999, will be entitled to vote at the annual meeting which will be held on September 14, 1999, at the law offices of Weil, Gotshal & Manges LLP in New York City.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL AUTO FINANCE COMPANY, INC.

Date:  August 16, 1999            /s/ THOMAS COSTANZA
                                  ----------------------------------------------
                                  Thomas Costanza
                                  Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                    DESCRIPTION
         -------                   -----------
           11                Computation of Earnings

           27                Financial Data Schedule

           99                Press Release