Form 10-K405/A
period 1998-12-31
NATIONAL AUTO FINANCE CO INC
filed 1999-08-24
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______

                         Commission File Number 0-22067

                       NATIONAL AUTO FINANCE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                65-0688619
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                              Identification No.)

10302 DEERWOOD PARK BOULEVARD,  SUITE 100 JACKSONVILLE, FLORIDA    32256
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (904) 996-2500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $0.01 PER SHARE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 26, 1999, the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the $0.19 per share closing price of the Common Stock on such date on the OTC Bulletin Board was approximately $3,240,143. The number of shares of the registrant's Common Stock outstanding on April 26, 1999 was 17,280,762.

         [Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes [ ] No [X]]

DOCUMENTS INCORPORATED BY REFERENCE:

[NONE.]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of National Auto Finance Company, Inc. ("NAFI" or the "Company"), amends and restates in their entirety Item 14 of Part IV.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL AUTO FINANCE COMPANY, INC.



                                         By: /s/ Keith B. Stein
                                             -----------------------------------
                                                 Keith B. Stein,
                                                 Chairman of the Board and Chief
                                                 Executive Officer

Date:  August 19, 1999

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

4.7 Securities Purchase Agreement (the "Securities Purchase Agreement") by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc., and Manufacturers Life Insurance Company (U.S.A.) dated December 22, 1997.(5)

4.7-1    Waiver and Amendment No. 1 to the Securities Purchase Agreement, dated
March 27, 1998, by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc. and Manufacturers Life Insurance Company.(5)

4.8 Form of Senior Subordinated Promissory Note issued pursuant to the Securities Purchase Agreement.(5)

4.9 Form of Warrant to Purchase Shares of Common Stock of National Auto Finance Company, Inc. issued pursuant to the Securities Purchase Agreement.(5)

4.10 Agreement, dated March 27, 1998, by and between National Auto Finance Company, Inc. and The Structured Finance High Yield Fund, LLC.(5)

4.11 Senior Subordinated Promissory Note, dated March 27, 1998, executed by National Auto Finance Company, Inc. in favor of The Structured Finance High Yield Fund, LLC, in the amount of $20,000,000.00.(5)

4.12 Warrant, issued March 27, 1998, executed by National Auto Finance Company, Inc.(5)

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

10.2     1996 Share Incentive Plan.(3)

10.3     401(k) Plan.(1)

10.4 Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and William G. Magro.(3)

10.4-1   First Amendment to Employment Agreement, dated as of May 27, 1997, between National Auto Finance Company, Inc. and William G. Magro.(5)

10.5     [Intentionally Omitted]

10.5-1   [Intentionally Omitted]

10.6     [Intentionally Omitted]

10.7     [Intentionally Omitted]

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

10.16    [Intentionally Omitted]

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

10.17    [Intentionally Omitted]

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

10.54    [Intentionally Omitted]

10.55    [Intentionally Omitted]

10.56    [Intentionally Omitted]

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

10.106 Commitment of First Union National Bank to Purchase Subordinated Asset-Backed Notes.

10.107 Subordination and Intercreditor Agreement, dated as of March 31, 1999, by and among National Financial Auto Funding Trust, National Auto Finance 1996-1 Trust, National Auto Finance 1997-1 Trust, National Auto Finance Trust 1998-1 Trust, the Company, First Union National Bank, Financial Security Assurance, Inc., and Harris Trust and Savings Bank, as Trustee and Collateral Agent.

10.108   Fairness Opinion of Rothschild, Inc.