Form 10-K405/A
period 1998-12-31
NATIONAL AUTO FINANCE CO INC
filed 1999-10-14
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______

                         Commission File Number 0-22067

                       NATIONAL AUTO FINANCE COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                            65-0688619
 (State or other jurisdiction of incorporation or organization)             (I.R.S Employer
                                                                           Identification No.)

10302 DEERWOOD PARK BOULEVARD,  SUITE 100 JACKSONVILLE, FLORIDA                  32256
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

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for its fiscal year ended December 31, 1998 of National Auto Finance Company, Inc. ("NAFI" or the "Company"), amends and restates in its entirety Part III.

                  Registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for its fiscal year ended December 31, 1998 as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning the executive officers and directors of the Company as of April 26, 1999 is set forth below:

Name                          Age      Position with the Company
----                          ---      -------------------------
Keith B. Stein.............   41       Vice Chairman, Chief Executive Officer, Treasurer and Director
William G. Magro...........   49       Executive Vice President, Chief Operating Officer
Thomas Costanza............   33       Vice President and Chief Financial Officer
Stephen Veth...............   50       Vice President, Secretary and General Counsel
Brent E. Wombolt...........   40       Vice President, Operations and Loan Originations
James E. Shuler............   38       Vice President, Sales and Marketing
Joseph Glick...............   36       Vice President, Collections and Customer Service
Joseph P. Donlan...........   52       Director
Peter Offermann............   54       Director
David W. Young.............   56       Director

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

     James E. Shuler has been Vice President of the Company since February 1998 and from May 1996 to February 1998 held various positions with the Company. Mr. Shuler was employed by Greentree Financial Corporation, a consumer finance company, as a Collection Manager from March 1995 to May 1996. Prior to that time, Mr. Shuler was employed by TransSouth Financial Services, also a consumer finance company, as a Branch Manager from September 1994 to March 1995. Mr. Shuler held various positions with OFSA from August 1988 to September 1994.

     Joseph Glick has been Vice President of the Company since March 1999, Assistant Vice President since August 1998 to March 1999, and from January 1997 to August 1998 held various positions with the Company. From October 1995 to January 1997, Mr. Glick was involved in residential construction, and held several positions with OFSA from September 1988 to October 1995.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of the Company's Common Stock to file reports of initial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during Fiscal 1998, all
Section 16(a) filing requirements were compiled with.

ELECTION OF DIRECTORS

     Pursuant to the Certificate of Incorporation and By-laws of the Company, the Board of Directors consists of such number of directors as the Board of Directors determines from time to time. The number of directors of the Board of Directors is currently set at nine and currently consists of four directors. The directors are divided into three classes. The initial term of office of the first class of directors ("Class I Directors") expired at the Annual Meeting of the Company's stockholders in June 1997 and such directors were re-elected at that meeting for a three-year term expiring at the Annual Meeting of the Company's stockholders in 2000. The initial term of office of the second class of directors ("Class II Directors") was scheduled to expire at the Annual Meeting of the Company's stockholders in 1998. The Class II Directors resigned from the Board of Directors during calendar year 1998 and the Company did not have an Annual Meeting in 1998. The third class of directors ("Class III Directors") will expire at the Annual Meeting of the Company's stockholders in 1999. The terms of office of each class of directors are staggered so that the terms of no more than one class of directors will expire in any one year.

      At each Annual Meeting of stockholders, the directors elected to succeed those whose terms then expire are elected for a term of office to expire at the third succeeding Annual Meeting of stockholders, with each director holding office until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. The number of Class I Directors currently is set at three directors, and currently consists of Mr. Stein, Vice Chairman, Chief Executive Officer and Treasurer of the Company, Mr. Offermann and one vacant seat. The number of Class II Directors currently is set at three directors all of which positions are currently vacant. The number of Class III Directors is currently set at three directors, and currently consists of Mr. Donlan, Mr. Young and a vacant seat. In conjunction with the Company's Restructuring, the Senior Subordinated Noteholders were granted the right to name three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. Although such designees have not yet been identified to the Board, it is anticipated that they will be identified and elected to the Board within the next sixty days.

      Messrs. Donlan and Young were named to the Company's Board of Directors in December 1997, pursuant to certain rights to nominate directors granted to The 1818 Mezzanine Fund, LP (the "1818 Fund") and Progressive Investment Company (and an affiliate thereof) (collectively, "the Progressive Entities"), respectively, under the December 1997 Securities Purchase Agreement.

     The following former Directors resigned their positions in the months indicated: Mr. Roy E. Tipton (June 1998); Mr. Stephen L. Gurba (June 1998); Mr. Gary L. Shapiro (December 1998); and Mr. Morgan M. Schuessler (April 1999).

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning total compensation earned by or paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company employed as of December 31, 1998, and Messrs. Tipton and Adams, who served as executive officers during 1998, but were not serving in such capacity as of December 31, 1998 (the "named Executive Officers"), during Fiscal 1998, 1997 and 1996 for services rendered to the Company.

                                                                                     Long-Term
                                                  Annual Compensation              Compensation
                                                                                       Awards

                                                                                      Securities
                                                                                      Underlying            All Other
Name and Principal Position                   Year(1)   Salary       Bonus(1)        Options/SARs        Compensation($)
Keith B. Stein (2) .....................       1998   $  257,808   $  150,000           85,000                  --
    Vice Chairman & ....................       1997           --       75,000           37,500                  --
    Chief Executive Officer ............       1996           --           --               --                  --

William G. Magro .......................       1998      173,748       90,000           30,000             121,749(4)
    Executive President & ..............       1997      130,000       55,000           35,000              31,290(4)
    Chief Operating Officer ............       1996      110,571       40,839               --              11,129(4)

Roy E. Tipton ..........................       1998      107,660           --               --             127,596(5)
    Former President ...................       1997      155,000       68,750           65,000              29,350(6)
                                               1996      130,000       59,131               --                 700(3)

Joel B. Ronkin (7) .....................       1998      135,683       42,000           10,000               4,507
    Former Vice President, Secretary ...       1997       53,680       20,000            5,000                  --
    and General Counsel ................       1996           --           --               --                  --

Martin E. Mattone (7) ..................       1998      129,472       33,000           15,000                  --
    Former Vice President ..............       1997       83,740           --               --                 188(3)
    Loan Originations/Asset ............       1996           --           --               --                  --
    Remarketing

Kevin G. Adams (8) .....................       1998      110,982           --               --              34,892(8)
    Former Senior Vice President .......       1997      115,000       75,000           27,000               3,357(3)
    Finance ............................       1996      105,000       35,630               --                 810(3)

Brent E. Wombolt .......................       1998      121,288       20,000            7,500               4,186(3)
    Vice President, Operations .........       1997       78,751       40,000           15,000                 481(3)
    and Loan Originations ..............       1996           --           --               --                  --


-----------------
(1) Bonuses for senior management for services rendered in a given year were finally determined by the Compensation Committee of the Board pursuant to guidelines established in such executives' employment agreements. These bonuses were paid by the end of March of the year following the year to which such bonuses relate. See "--Employment Agreements."

(2) Mr. Stein received no compensation directly from the Company in 1997 and 1996. The Company, however, paid fees and costs to National Financial Companies, LLC ("NFC"), pursuant to management and service agreements, for the rendering of various services in support of the Company's operations. Mr. Stein was formerly a Managing Director of NFC.

(3) Includes contributions made by the Company in accordance with the Company's 401(k) Plan.

(4) Includes (i) contributions made by the Company in accordance with the Company's 401(k) Plan of $4,057, $1,213, and $87.50 in 1998, 1997 and 1996
     respectively, (ii) forgiveness of indebtedness of $40,854 in 1998, and
     (iii) $76,838, $30,077 and $11,041 for relocation expenses paid in 1998, 1997 and 1996, respectively.

(5) Includes contributions made by the Company pursuant to the 401(k) Plan of $2,596 and payment of $125,000 for the severance by Mr. Tipton of his employment agreement with the Company. Mr. Tipton resigned his position with the Company effective June 1998.

(6) Includes contributions made by the Company pursuant to the 401(k) Plan of $4,350 and a bonus of $25,000 for the execution by Mr. Tipton of an extension of his employment contract with the Company.

(7)  Mr. Ronkin and Mr. Mattone resigned their positions effective March 1999.

(8) Includes contributions made by the Company pursuant to the 401(k) Plan of $4,829 and a payment to Mr. Adams for severance of his employment with the Company in the amount of $30,063. Mr. Adams' position with the Company terminated effective October 1998 in conjunction with the Company's move from Boca Raton, Florida to Jacksonville, Florida.

No stock appreciation rights were awarded to, earned by or paid to the named Executive Officers during the fiscal year ended December 31, 1998.

DIRECTOR COMPENSATION

     Keith B. Stein, the sole director who is also an employee of the Company, receives no extra compensation or retainer fees for his service as a member of the Board of Directors or any committee thereof. Independent non-employee directors of the Company receive an annual retainer of $10,000. In addition, each independent non-employee director receives $1,000 for each meeting of the Board of Directors attended in person and $500 for each meeting of the Board of Directors attended telephonically, plus, in each case, expenses incident to attendance at such meetings. Stock options exercisable for shares of Common Stock are granted to independent non-employee directors of the Company pursuant to Company's 1996 Share Incentive Plan (the "1996 Plan") in order to provide such directors an opportunity to acquire a proprietary interest in the Company through awards of Common Stock, and thus to create in such directors an increased interest in and a greater concern for the welfare of the Company. The purchase price of the Common Stock covered by such stock options is equal to or greater than the fair market value of such Common Stock on the date of grant. These stock options are fully exercisable on the first anniversary of the date of grant.

EMPLOYMENT AGREEMENTS

     The Company employs each of Keith B. Stein, Vice Chairman, Chief Executive Officer and Treasurer and Director, William G. Magro, Executive President and Chief Operating Officer, and Brent E. Wombolt, Vice President-Operations and Loan Originations (individually an "Executive" and collectively, the "Executives"), pursuant to employment agreements effective as of June 1, 1998, June 1, 1998 (as amended and restated) and August 1, 1998 (as amended and restated), respectively. The term of Mr. Stein's agreement will end on June 1, 2001, the term of Mr. Magro's agreement will end on May 31, 2001 and the term of Mr. Wombolt's agreement will end on February 28, 2001, unless sooner terminated pursuant to the terms of the respective agreement. The Company formerly employed Roy E. Tipton as President, Joel B. Ronkin as Vice President, Secretary and General Counsel, and Martin E. Mattone, as Vice President-Loan Originations/Asset Remarketing. Messrs. Tipton, Ronkin, and Mattone each resigned from such offices of the Company in June 1998, March 1999, and March 1999, respectively.

     Mr. Stein's annual base salary was $200,000 from January 1, 1998 to June 1, 1998, at which time he entered into an employment agreement with the Company increasing his base salary to $300,000 effective on June 1, 1998, with such amount to be reviewed annually by the Compensation Committee. Mr. Stein was paid an incentive bonus in January 1999 with respect to Fiscal 1998 of $150,000, pursuant to the terms of his employment agreement. Mr. Stein may receive from the Company an incentive bonus in each year of his employment under such agreement, the amount of which is payable on or before March 31 of the year following the year to which such bonus relates. Pursuant to an Executive Incentive Bonus Program adopted by the Board of Directors for Fiscal 1999 (the "1999 Bonus Program"), Mr. Stein's incentive bonus for Fiscal 1999 is based upon the Company achieving certain pre-established performance goals, which if all attained, could result in Mr. Stein receiving a bonus of $225,000 or 75% of his base salary for 1999.

     Mr. Magro's annual base salary was $140,000 from January 1, 1998 through May 31, 1998, and from the effective date of his agreement to May 31, 1999 was $180,000 and will be (i) no less than $192,600 from June 1, 1999 through May 31, 2000, and (ii) no less than $206,082 from June 1, 2000 through May 31, 2001. Any increase in Mr. Magro's annual base salary in excess of seven percent (7%) for such periods will be determined by the Compensation Committee. Mr. Magro was paid in January 1999 an incentive bonus with respect to Fiscal 1998 of $90,000, equal to 50% of his 1998 annual base salary, and will receive from the Company an incentive bonus in each year of his employment agreement of not less than fifty percent (50%) and up to 75% of his annual base salary. The incentive bonus for Fiscal 1999 is based upon the 1999 Bonus Program and could result in Mr. Magro receiving a bonus of $160,000 or 75% of his base salary in 1999.

     Prior to his resignation in June 1998, Mr. Tipton was being paid at an annual base salary rate of $180,000, commencing on January 1, 1998. Mr. Tipton did not earn an incentive bonus in 1998 and was paid severance of $125,000 pursuant to his employment agreement with the Company.

     Mr. Ronkin's annual base salary was $131,366 from January 1, 1998 through May 31, 1998, and from the effective date of his agreement through his resignation in March 1999, Mr. Ronkin was paid at an annual base salary rate of $140,000 commencing June 1, 1998. Pursuant to his employment agreement, Mr. Ronkin was paid in January 1999 an incentive bonus with respect to Fiscal 1998 of $42,000.

     Mr. Mattone's annual base salary was $90,000 from January 1, 1998 through July 31, 1998, and from the effective date of his agreement through his resignation in March 1999, Mr. Mattone was paid at an annual base salary rate of $110,000. Pursuant to his employment agreement, Mr. Mattone was paid an incentive bonus in January 1999 with respect to Fiscal 1998 of $33,000.

     Pursuant to their employment agreements, each of the Executives may participate in any stock option and benefit plans adopted by the Company or its successors under the 1996 Plan. Prior to their resignations, such participation was also available to Messrs. Tipton, Ronkin, Mattone and Adams. In addition, each of the Executives and Messrs. Tipton, Ronkin, Mattone and Adams have agreed to maintain the confidentiality of the Company's proprietary information and agreed, during the term of each of their respective agreements, not to compete directly or indirectly with the business of the Company.

     The employment agreement of each of the Executives may be terminated by the Company due to such Executive's disability or death, and either without "Cause" or for "Cause" (as defined in the employment agreement). In the event that an Executive is terminated without "Cause," he will be entitled to receive all accrued but unpaid base salary, benefits and other compensation and, under certain circumstances, an additional payment or payments equal to his base salary for a twelve-month period. Each of the Executives may also terminate his employment for Good Reason (as defined in the employment agreements). In such event, the Executive will be entitled to receive all accrued but unpaid base salary, benefits and other compensation.

     In the event Mr. Stein terminates his employment with the Company for "Good Reason" or is terminated by the Company without "Cause" (as such terms are defined in his employment agreement), he will be entitled to receive a severance payment equal to (i) $680,000 plus (ii) his target incentive bonus for the year of such termination pro-rated for the number of days during such year in which he was employed up to the date of termination. If Mr. Stein is terminated for any reason within 120 days following a "Change in Control" (as such term is defined in his employment agreement), he will be entitled to receive a severance payment equal to the amount described in clauses (i) and (ii) above plus $980,000.

OPTION GRANTS

     The following table sets forth stock options granted in Fiscal 1998 to each of the Company's Executives named in the Summary Compensation Table who held office as of December 31, 1998. The Company did not issue any stock appreciation rights. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms for the Executives named in the Summary Compensation Table at assumed compound rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants

                                                Percent
                                                of Total
                                 Number of      Options/
                                  Securities      SARs                             Potential Realizable Value
                                 Underlying    Granted to   Exercise                 at Assumed Annual Rates
                                  Options/     Employees    or Base                of Stock Price Appreciation
                                    SARs        in Fiscal   Price    Expiration         For Option Term(a)
      Name                       Granted(#)       Year      ($/Sh)       Date          5%($)         10%($)
      --------------------------------------------------------------------------------------------------------------
      Keith B. Stein                85,000        36%       $2.25(b)      2009       $120,276      $ 304,803
      William G. Magro              30,000        12%        2.25         2009       $ 42,450      $ 107,578
      Martin Mattone                15,000         6%        2.25(b)      2009       $ 21,225      $  53,789
      Joel Ronkin                   10,000         4%        2.25(b)      2009       $ 14,150      $  35,859
      Brent Wombolt                  7,500         3%        2.25         2009       $ 10,613      $  26,894


(a) These amounts, based on assumed appreciation rates of 5% and 10%, the rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(b) Mr. Stein's stock options will become fully vested pursuant to applicable provisions of his employment agreement contingent upon the successful consummation of the Restructuring. Mr. Mattone's and Mr. Ronkin's stock options expired three months after the date of their respective resignations as officers of the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

     There were no shares acquired on exercise of stock options and no aggregate gains realized upon exercise in 1998 by the Company's named executive officers. The following table sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 1998 and the aggregate gains that would have been realized had these options been exercised on December 31, 1998, even though these stock options were not exercised on December 31, 1998. The Company did not issue stock appreciation rights.

                                             FY-END OPTION/SAR VALUES
                           Number of Securities
                          Underlying Unexercised               Value of Unexercised In-The-
                            Options/SARs at FY-                Money Options/SAR at Fiscal
                                 End (#)                            Year End (a) ($)
Name                  Exercisable      Unexercisable          Exercisable     Unexercisable
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

 (a) As of December 31, 1998, the market stock price of the Company's Common Stock was less than the exercise price of all such options.

REPORT ON REPRICING OF STOCK OPTIONS

     On December 12, 1997 (the "Repricing Date"), in light of the significant challenges facing the Company and the need to retain key executives and directors, and to strengthen the mutuality of interests between such persons and the Company's stockholders, the Board of Directors approved the Compensation Committee's repricing of options then outstanding granted to executive officers and certain directors under the 1996 Plan, to an exercise price of $2.25 per share, which was the market price on the Repricing Date. In the Compensation Committee's view, the repricing was in the best interest of the Company and its stockholders and provided performance and retention incentives to key executives, whose efforts are essential for the Company's continual progress to achieve profitability. No other material terms of the options were revised. Options held by Mr. Offermann and Mr. Schuessler, non-employee directors, were also repriced in the same manner as the stock options of the Company's executive officers.

     The following table contains information concerning the repricing with respect to the named executive officers and directors:

                          10-YEAR OPTION/SAR REPRICINGS

                                                                                                            Length Of
                                                                  Market                                    Original
                                               Number of         Price Of        Exercise                   Option Term
                                               Securities        Stock At        Price At                   Remaining At
                                               Underlying        Time Of         Time Of                    Date Of
                                              Options/SARs     Repricing Or    Repricing Or       New       Repricing Or
                                              Repriced Or       Amendment       Amendment       Exercise    Amendment
Name                          Date              Amended            ($)             ($)         Price ($)         (Years)
-------------------------------------------------------------------------------------------------------------------------
Keith  Stein          December 12, 1997            22,500         $5.25           $8.50          $5.25           9.08
                      December 12, 1997            15,000         $5.25           $6.63          $5.25           9.75

William Magro         December 12, 1997            35,000         $5.25           $8.50          $5.25           9.08


James Shuler          December 12, 1997            15,000         $5.25           $7.25          $5.25           9.47


Brent Wombolt         December 12, 1997            15,000         $5.25           $7.25          $5.25           9.47


Peter Offermann       December 12, 1997             5,000         $5.25           $8.50          $5.25           9.08
                      December 12, 1997             5,000         $5.25           $6.63          $5.25           9.75

Joel Ronkin(1)        December 12, 1997             5,000         $5.25           $6.75          $5.25           9.58


Morgan Schuessler(1)  December 12, 1997             5,000         $5.25           $7.25          $5.25           9.47



(1)Mr. Ronkin resigned from his position with the Company in March 1999. Mr. Schuessler resigned as a director of the Company in April 1999.

Compensation Committee:                      Board of Directors:
David W. Young                               Keith B. Stein
Peter Offermann                              Peter Offermann
Joseph Donlan                                Joseph P. Donlan
                                             David W. Young

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

Name and Address of Beneficial Owner                                     Shares(1)    Percent(1)
----------------------------------------------------------------------------------------------------
National Auto Finance Company, L.P.(2)..............................     4,230,000      24.48%
    Via Mizner Financial Plaza, Suite 200
    700 South Federal Highway
    Boca Raton, Florida  33432
The Progressive Entities(3).........................................     8,093,623      45.87%
    3 Parklands Drive
    Darien, Connecticut  06820
The 1818 Mezzanine Fund, L.P.(4)....................................     7,764,618      43.88%
    59 Wall Street
    New York, New York  10005
The Structured Finance High Yield Fund, LLC(5)......................     7,180,814      40.17%
    One Gateway Center
    Newark, New Jersey  07102
Manufacturers Life Insurance Company(USA)(6)........................     5,668,302      32.31%
    45 Milk Street, Suite 600
    Boston, Massachusetts 02109
Keith B. Stein(7)...................................................       122,500        *
William G. Magro....................................................        43,889        *
Brent E. Wombolt....................................................        15,833        *
James E. Shuler.....................................................        15,833        *
Peter Offermann.....................................................        10,000        *
Joseph P. Donlan(8).................................................        10,000        *
David W. Young(9)...................................................        10,000        *
    All directors and executive officers as a group (7 persons).....       228,055       1.1%

-------------------
*    Represents less than 1.0%

(1) Unless otherwise indicated, the named entities either have sole or shared voting and investment power with respect to the shares shown for them. Percentage ownership is based on 17,280,762 shares outstanding as of April 26, 1999. Shares of Common Stock subject to options granted under the Company's 1996 Plan and warrants issued to the Senior Subordinated Noteholders in each case exercisable within 60 days of the Record Date, are deemed outstanding for computing the beneficial ownership percentage of the person, group of persons or entities holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2) The General Partner holds a 1% general partner interest in National Auto Finance Company, L.P. (the "Partnership"). The Partners of the Partnership include, among others, Ironbrand Capital, LLC, a wholly-owned subsidiary of First Union National Bank (the "First Union Partner"), Keith B. Stein, the Vice Chairman, Chief Executive Officer, Treasurer and Director of the Company, and William G. Magro, Executive Vice President and Chief Operating Officer of the Company. The remaining Partners of the Partnership hold the balance of the limited partner economic interests, including certain of the Junior Subordinated Noteholders; one of the largest such holders is Gary Shapiro, the former Chairman and Chief Executive Officer of the Company. Except for the First Union Partner, each Partner of the Partnership has the right to vote on certain matters specified in the partnership agreement commensurate with each such Partner's respective economic limited partner interest. In accordance with the partnership agreement, the consent of the First Union Partner is generally required before the Partnership may take certain fundamental actions. Pursuant to the Restructuring, the Partnership has granted an irrevocable proxy to the Board designees of the Senior Subordinated Noteholders to vote the 4,230,000 shares of Common Stock held by the Partnership in all matters as to which such shares are entitled to vote. Each of Messrs. Stein and Magro disclaims beneficial ownership of the shares owned by the Partnership.

(3) Includes 3,500,000 shares of the Company's Common Stock over which Progressive shares voting and dispositive power with the Progressive Corporation, Progressive Casualty Insurance Company, and PCI, its affiliates (collectively, the "Progressive Entities"). Also warrants to purchase 363,623 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of Common Stock held by the Partnership over which the Progressive Entities share voting power with the other Senior Subordinated Noteholders.

(4) Includes 3,119,047 shares of the Company's Common Stock held by The 1818 Mezzanine Fund, L.P. Also includes warrants to purchase 415,570 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of Common Stock held by the Partnership over which The 1818 Fund shares voting power with the other Senior Subordinated Noteholders.

(5) Includes 2,357,143 shares of the Company's Common Stock held by The Structured Finance High Yield Fund, LLC ("SFHY") warrants to purchase 593,671 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of the Company's Common Stock held by the Partnership, over which SFHY shares voting power with the other Senior Subordinated Noteholders.

(6)  Includes 1,178,572 shares over which Manufacturers Life Insurance Company
     (USA) ("ManuLife") holds voting and dispositive power. Also includes warrants to purchase 259,730 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of the Company's Common Stock held by the Partnership over which ManuLife shares voting power with the other Senior Subordinated Noteholders.

(7) Excludes shares held by the Partnership. Mr. Stein disclaims beneficial ownership with respect to such shares owned by the Partnership.

(8) Mr. Donlan is the Co-manager of The 1818 Fund. Includes 10,000 shares of the Company's Common Stock that Mr. Donlan may purchase pursuant to stock options granted him under the 1996 Plan.

(9) Includes 10,000 shares of the Company's Common Stock that Mr. Young may purchase pursuant to stock options granted him under the 1996 Plan. Mr. Young was formerly the Chief Investment Officer of the Progressive Investment Company, Inc., an affiliate of the Progressive Entities.

     The numbers reflected in the table include the additional shares of Common Stock issued pursuant to the Restructuring (see Note 13 of the Notes to Financial Statements - Subsequent Events).


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

REORGANIZATION

     The National Auto Partnership and Auto Credit Clearinghouse LP ("ACCH Partnership") were organized in October 1994 and September 1995, respectively, and conducted the business of the Company until January 29, 1997. On that day, in connection with the closing of the Company's Initial Public Offering, (i) the assets and liabilities of the ACCH Partnership were transferred to the National Auto Partnership, (ii) the ACCH Partnership was dissolved, and (iii) immediately thereafter the assets and liabilities of the National Auto Partnership were transferred to the Company in exchange for all of the Common Stock then outstanding and all of the preferred stock of the Company then outstanding (the "Reorganization"). Directors and executive officers of the Company had a direct and material interest in certain transactions that constituted the Reorganization as described herein. The Company believes that the terms of such transactions were as favorable as those that could have been obtained from an unaffiliated third party.

FIRST UNION

Lending

     Securitization Program. The Company currently funds its purchases of Loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its Loans through daily sales to a bankruptcy remote master trust financed by a $85,000,000 revolving credit facility with First Union, followed by (ii) the transfer of such warehoused Loans from time to time by the Master Trust to a discrete trust, thereby creating renewed availability of capital from the Master Trust. First Union is the sole holder of the Class B Certificates that relate to the Revolving Securitization and Master Trust.

Placement Agent and Underwriting

     First Union Capital Markets Corp. ("FUCMC"), a wholly owned subsidiary of First Union Corporation served as placement agent for the Senior Subordinated Notes. FUCMC has also privately placed and acted as underwriter for a public offering of asset-backed securities of the Company in connection with the Company's securitization transactions and may act as placement agent or underwriter for the Company's future securitization and financing activities.

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

First Union Partner

     The First Union Partner is a limited partner of the National Auto Partnership and holds a vested limited, minority interest in the National Auto Partnership.

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

Senior Subordinated Notes

       In December 1997, the Company completed the December Private Placement of $10 million in Common Stock and $40 million principal amount of Senior Subordinated Notes with detachable Warrants. The private placement of the $10 million in Common Stock resulted in the issuance of 761,905 shares of the Company's Common Stock, to the 1818 Fund., and 1,142,857 shares of the Company's Common Stock to Progressive. The Senior Subordinated Notes, which mature in seven years, bear interest at 11.875% per annum for the first three years, and increase to 12.875% in year four, 13.875% on year five and 14.875% in years six and seven. The Senior Subordinated Notes and Warrants were purchased by the 1818 Fund, Progressive and Manufacturers Life Insurance Company (USA) ("ManuLife"). In connection with the December Private Placement, the 1818 Fund and Progressive are entitled to nominate, collectively, two individuals to the Company's Board of Directors. The 1818 Fund and Progressive did nominate two individuals to the Company's Board of Directors, and, accordingly, on December 22, 1997, Joseph P. Donlan and David W. Young were elected as Class III Board members with terms expiring at the Company's Annual Meeting in 1999. The Senior Subordinated Notes and warrants were purchased by the 1818 Fund, Progressive and Manulife. In March 1998, the Company completed a private placement (the "March Private Placement") of $20 million principal amount of Senior Subordinated Notes to SFHY with detachable Warrants under terms similar to that of the December Private Placement. In connection with the December Private Placement and the March Private Placement, the Company issued an aggregate of 1,632,594 detachable Warrants with a ten year life, exercisable into Common Stock of the Company at $0.01 per share.

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

Registration Rights

     Pursuant to a registration rights agreement, the Company has granted the 1818 Fund, Progressive, ManuLife, FSA and others certain rights with respect to the registration under the Securities Act of Common Stock held by each. Under the registration rights agreement, the other entities can, in certain circumstances, require the Company to effect up to two registrations of any or all of their shares of Common Stock. The Company is not required to honor such request to register shares of Common Stock if the request is made within 90 days of a firm commitment underwritten public offering or before the expiration of any lock-up period required by the underwriters in connection therewith.

     In addition, if the Company proposes to file a registration statement (other than a Registration Statement on Form S-4 or S-8 or any successor forms to such Forms) under the Securities Act with respect to an offering by the Company, in certain circumstances such parties, among others, can exercise incidental registration rights to request participation in the offering. The Company is not required to honor any such request to register shares of Common Stock if, in an underwritten offering, the underwriter(s) have advised the Company in writing that the number of shares requested to be registered exceeds the number of securities that can be sold in such offering within an acceptable price range.

JUNIOR SUBORDINATED NOTES

     During 1994, Gary L. Shapiro, Edgar A. Otto and Stephen L. Gurba loaned $1,525,000, $3,675,000 and $123,733, respectively, to the Company. During 1995,
Messrs. Shapiro and Otto loaned $539,000 and $342,000, respectively, to the Company. During 1995, Nova Financial Corporation and Nova Corporation, each of which is a privately-held corporation controlled by Messrs. Shapiro and Otto, loaned $100,000 and $1,115,000, respectively, to the Company. During 1996, Nova Corporation loaned $700,000 to the Company. All of such loans were made on a junior subordinated basis and in exchange for the Junior Subordinated Notes. Each of the Junior Subordinated Notes bears interest at a rate of 8.0% per annum payable quarterly in arrears and matures on December 20, 2004. During 1996, the Company repaid $511,000 and $461,000 to Messrs. Shapiro and Otto, respectively. In January 1997, a portion of the Company's proceeds from its initial public offering were used to repay $2,594,186, $1,302,131, $1,122,361, $90,018 and
$72,754 to Mr. Otto, Nova Corporation, Mr. Shapiro, Mr. Gurba and Nova Financial Corporation, respectively. During January and April 1998, the Company paid the Junior Subordinated Noteholders interest totaling $77,406. No payments of principal or interest have been paid since that date. As of December 31, 1998, the Company owed approximately $2.1 million (including $115,000 of accrued and unpaid interest) on the Junior Subordinated Notes. The Company believes that the terms of each of the Junior Subordinated Notes are as favorable as could have been obtained from an unaffiliated third party.

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

MANAGEMENT AND SERVICE AGREEMENTS

     The Company was previously party to a management agreement and a service agreement pursuant to which NFC provided operational, financial, legal, accounting, management, advisory and other administrative services relating to the management, business operations, assets and interests of the Company. This agreement was terminated in June of 1998. Amounts paid to NFC pursuant to such agreements were $289,000, $884,000 and $603,000 in 1998, 1997 and 1996, respectively; $333,000 of the amount paid in 1997 was for service as described in the following paragraph. Gary L. Shapiro, the former Chairman and Chief Executive Officer of the Company is the Chairman and Chief Executive Officer and a principal owner of NFC and National Auto Finance Corporation ("National Auto"), the general partner of the National Auto Partnership. Keith B. Stein, Vice Chairman, Chief Executive Officer, Treasurer and a Director of the Company, was formerly a managing director of NFC.

     National Auto holds a 1% general partner interest in the National Auto Partnership. A majority of the outstanding capital stock of the General Partner is owned collectively by Messrs. Shapiro and Otto. The limited partners of the National Auto Partnership include, among others, S Associates, the O Associates, the First Union Partner, Keith B. Stein, Roy E. Tipton, William G. Magro and Kevin G. Adams. Messrs. Stein and Magro, who are executive officers of the Company (and Mr. Stein is a director of the Company) hold minimal minority limited partner interests of the National Auto Partnership. Mr. Shapiro, who was formerly Chairman of the Board and Chief Executive Officer of the Company, is the trustee of a trust that owns all of the outstanding capital stock of the general partner of S Associates. Mr. Otto owns all of the outstanding capital stock of the general partner of O Associates. The remaining limited partners of the National Auto Partnership hold the balance of the limited partner economic interests.

INDEBTEDNESS OF MANAGEMENT

     In 1997, the Company loaned Mr. Magro $100,000, pending the sale of his home residence in Palm Beach County in connection with his relocation to Jacksonville to manage the Company's Financial Services Division. As part of Mr. Magro's agreement to relocate to Jacksonville, the Company agreed to forgive all or a portion of that loan based on the sale price of Mr. Magro's residence. Mr. Magro sold his residence in March 1998 and paid the Company $59,146 towards the principal owed on the $100,000 loan. Accordingly, the Company forgave $40,854 of the Loan in Fiscal 1998 and reimbursed Mr. Magro for his personal tax liability associated with the forgiven loan amount in such year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL AUTO FINANCE COMPANY, INC.



                                     By:   /s/ Keith B. Stein
                                           -------------------
                                               Keith B. Stein
                                               Chairman of the Board and Chief
                                               Executive Officer


Date:  October 12, 1999