Form 10-K405
period 1999-12-31
NATIONAL AUTO FINANCE CO INC
filed 2000-04-14
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from __________ to __________

                         Commission File Number: 0-22067

                       National Auto Finance Company, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                         Delaware                                       65-0688619
-----------------------------------------------------------         ------------------
               (State or Other Jurisdiction of                       (I.R.S. Employer
               Incorporation or Organization)                       Identification No.)

10302 Deerwood Park Blvd. Suite 100   Jacksonville, Florida               32256
-----------------------------------------------------------         ----------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value on April 12, 2000 (based on the $ .38 closing price on the OTC Bulletin Board on that date) of the common equity held by non-affiliates of the registrant was $1,048,500. The number of shares of the registrant's Common Stock outstanding on April 21, 2000 was 17,280,762.

                           FORWARD-LOOKING STATEMENTS

      When used in this Annual Report on Form 10-K or future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated by any forward-looking statement.

      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.  BUSINESS.

      CURRENT

      National Auto Finance Company, Inc. ("NAFI" or the "Company") is a specialty consumer finance company that has, since February 2000, focused its business strategy on performing a wide range of loan portfolio services for third parties in the non-prime auto loan financing industry including, but not limited to, loan product marketing, loan underwriting, collections, customer service, asset remarketing, and litigation handling, in return for both origination and servicing fees.

      In furtherance of such strategy, on February 4, 2000, the Company entered into a Contract Sale Agreement and a Servicing Agreement with Nuvell Credit Corporation ("Nuvell") (collectively, the "Nuvell Agreements" or the Nuvell Flow Program"), whereby the Company, in return for origination fees, has agreed to originate non-prime retail motor vehicle installment sale loans exclusively for the account of Nuvell. The Company retains servicing of all such loans in return for servicing fees, for the term of the Nuvell Agreements and any extension thereof. The Company originates and services loans under the Nuvell Flow Program in the same manner as it has historically conducted its business operations.

      The Nuvell Agreements, initially scheduled to expire on May 31, 2000, were renewed and extended through December 31, 2000, by the mutual consent of both the Company and Nuvell. During the course of negotiating the Nuvell Agreements, the Company and Nuvell had, and continue to have very preliminary and limited discussions regarding the potential acquisition by Nuvell of the operational assets of the Company and its personnel including, in particular, the assets and personnel comprising the Company's loan origination and servicing capabilities, but there can be no assurance that such discussions will continue or if they do continue, that they will lead to a transaction. In the event that the Nuvell Agreements are not extended beyond December 31, 2000 or that no other transaction arises between Nuvell and the Company, the Company will immediately seek to enter into relationships similar to those represented by the Nuvell Flow Program with other third-party auto finance companies.

      Under the Contract Sale Agreement with Nuvell, NAFI markets its loan financing products to its auto dealer network through its team of sales representatives, underwrites and documents loans through its credit underwriting and loan contracting departments and submits such contracted loans to Nuvell for final approval before funding with Nuvell's funds. Loans are originated by the Company under the Nuvell Flow Program "without recourse" (i.e., the Company does not assume or retain the credit risk with respect to any loan it originates and assigns to Nuvell) except to the extent specifically provided for in the Nuvell Agreements which include standard representations, warranties, covenants and indemnification provisions normally associated with such programs, including for example, representation and warranties relating to compliance with applicable laws and regulations, perfection of security interests in collateral and absence of fraud in the loan origination process. Under the Servicing Agreement, funded loans are then boarded onto NAFI's servicing system for servicing and collections for the benefit of Nuvell.

      Under the Nuvell Flow Program, the Company currently originates loans on automobiles up to five model years old with fewer than 75,000 odometer miles and depending on model year, finances loans having maximum terms of 72 months, with a shorter loan term for older model-year automobiles.

      Experienced management and field sales employees, who are located in key geographic regions, lead the Company's direct marketing strategy. Direct marketing to Dealers is conducted by Dealer Relations Managers who seek to train and educate Dealers about the credit profile of the Non-Prime Consumer who meets Nuvell's underwriting criteria, familiarize Dealers with the Company's existing products and services, solicit feedback from Dealers regarding new products and services that would enhance a Dealer's ability to sell automobiles to Non-Prime Consumers, and generally provide Dealers with ongoing service and support. The Company believes that a Dealer's decision to finance the automobile purchase through the Company, rather than with other financing sources, is based upon the Company's relationship with the Dealer, the Dealer's analysis of the discounted purchase price offered by the Company for the loan, any incentives offered to the Dealer, the timeliness, consistency and predictability of the Company's response, and the Company's ability to fund loan purchases typically within 24 hours of receipt of all required documentation.

      The loans originated and serviced under the Nuvell Flow Program are supported by NAFI's Consumer Loan Asset Backed Security System ("CLASS"), a consumer finance software system owned by NAFI composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization. The Company's computer systems provide the Company with the ability to track all Loan details and identify trends among customers. This information provides risk management analysis capabilities, thereby refining the credit underwriting process and thereby reducing future defaults.

      The Company historically funded its purchases of loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its loans through daily sales to a bankruptcy-remote master trust (the "Master Trust") financed by purchases of "B Certificate" interests in such trust by First Union National Bank ("First Union") (the "Master Trust Securitization Credit Facility"), followed by (ii) the transfer of such warehoused loans from time to time by the Master Trust to a discrete trust ("Permanent Securitization"), thereby creating renewed availability of capital from the Master Trust Securitization Credit Facility.

      Specifically, using the Master Trust Securitization Credit Facility, the Company sold loans on a daily basis to National Financial Auto Funding Trust II ("Funding Trust II"), a special-purpose subsidiary, which then sold the loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust had issued two classes of investor certificates: "Class B Certificates," which were variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future loan losses, which provided additional credit enhancement for the holders of the Class B Certificates, and payment of certain other expenses and obligations of the Master Trust. First Union owned 100% of the outstanding Class B Certificates in connection with its role as lender under the Master Trust Securitization Credit Facility. Collectively, the restricted cash account and the Class C Certificate portion of loan principal that collateralized were the Master Trust were components of the Company's cash spread accounts ("Cash Spread Accounts"), over-Collateralization accounts ("Over-Collateralization Accounts") and excess spread receivables ("Excess Spread Receivables" or "ESRs") reflected cumulatively on the Company's balance sheet as Retained Interest in Securitizations. See Note 13 of Notes to Financial Statements - Related Party Transactions, for a discussion of relationships with First Union, and Note 14 of Notes to Financial Statements for a discussion of Subsequent Events.

      On February 22, 2000, Funding Trust II defaulted on its obligation to deposit approximately $5 million in cash collateral to the Master Trust Over-Collateralization Account, as required under the Master Trust Securitization Credit Facility, thereby giving rise to First Union's decision to terminate future funding availability under the facility and to commence amortizing the outstanding amounts owed to First Union under the facility.

      In conjunction with such default, First Union agreed to waive until April 21, 2000 certain rights to liquidate the portfolio of approximately $58.9 million of auto loans that secure its loans to Funding Trust II, thereby permitting the Company time to pursue various strategic options, including a sale of such portfolio. On April 5, 2000, Funding Trust II, as Seller, the Company, as Guarantor, and Nuvell entered into a Sale and Purchase Agreement (the "Sale Agreement") whereby a substantial number of the loans previously sold to the Master Trust under the Master Trust Securitization Credit Facility in the approximate amount of $47 million were sold by Funding Trust II to Nuvell after such loans had been acquired by Funding Trust II from the Master Trust by an Assignment Agreement dated as of April 5, 2000. The Company, as Guarantor under the Sale Agreement, agreed to guarantee Funding Trust II's prompt and unconditional performance of every obligation to be performed by Funding Trust II under such agreement including the granting by Funding Trust II and the Company to Nuvell of representations, warranties and covenants customarily included in like and similar agreements, and in the case of approximately 400 loans of 3,502 loans sold by Funding Trust II to Nuvell, the obligation to repurchase any loan involving an obligor who has failed to pay at least the first three scheduled monthly payments, prior to the time such loan becomes 45 or more days delinquent. The Company, pursuant to the Sale Agreement, will retain servicing of substantially all of such loans under the terms and provisions of the Servicing Agreement. Approximately $43.9 million of proceeds from the sale of such loans were then used to pay in full the Class B

Certificates held by First Union. (See Note 4) The Company anticipates to receive additional cash from the transaction and release of funds previously required to be held in reserve of approximately $6.0 million, which will be used for general corporate purposes, including the possible payment of certain debt of the Company. In related developments, First Union terminated its commitment to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's future Permanent Securitizations and converted to a 48 month term loan (requiring equal monthly principal payments) $2.5 million outstanding at March 21, 2000 under a revolving working capital facility secured by the Company's ESRs.

HISTORICAL

      NAFI has historically been in the business of originating, financing and servicing non-prime auto loans through a network of manufacturer-franchised auto dealers ("Dealers") in the sale of new and used autos. Through its loan financing activities, the Company has provided indirect financing to non-prime and sub-prime consumers ("Non-Prime Consumers"), i.e. consumers with limited financial resources and/or past credit problems who, because of such credit histories, are generally unable to finance their auto purchases through more traditional sources such as banks and credit unions.

      During fiscal 1999 and up to the execution of the Nuvell Agreements, the Company's primary business strategy was to increase its loan volume by: (i) marketing its products and services to an increasing number of Dealers throughout the United States through its regional salespersons ("Dealer Relations Managers") located in strategic geographic areas and (ii) continuing to implement its existing, and developing new, strategic referral and marketing alliances ("Strategic Alliances"). Early in Fiscal 1999, the Company discontinued purchasing Non-Prime Consumer loans from third-party originators, such as consumer finance companies and other financial institutions. The Company ceased originating loans for its own account on February 23, 2000. See Note 14 of Notes to Financial Statements - Subsequent Events.

DEALER RELATIONSHIPS

      As of December 31, 1999, the Company had active contractual relationships with over 1,200 Dealers located in 35 states. The Company focuses on developing relationships with well-established Dealers. The vast majority of the Company's contractual relationships are with manufacturer-franchised Dealers, rather than independent Dealers.

      Each Dealer doing business with the Company enters into a written agreement with the Company that governs origination of loans from the Dealer (a "Dealer Agreement"). Although these agreements do not obligate a Dealer to sell or NAFI to finance any particular loan, the Dealer Agreement sets forth the terms upon which approved loans will be financed by the Company. Additionally, these agreements contain representations and warranties given by the Dealer to be made with respect to each loan financed by the Company, each automobile that serves as collateral for the loan (e.g., that it is properly registered and designates the Company, as agent for Nuvell as first lienholder), and each loan's compliance with certain laws and regulations. Dealer Agreements generally provide that the loans are assigned to the Company without recourse unless the Dealer has materially breached certain representations and warranties in the Dealer Agreement. The Company carefully monitors its Dealer network and will terminate its agreement with any particular Dealer if the Company discovers material misrepresentations with respect to any loan, unusual repossession experience or other factors that might indicate fraudulent conduct.

      Historically, Dealers prefer financing sources that: (i) provide value-added products and services designed to increase sales; (ii) maintain regular contact with Dealer finance departments; (iii) communicate credit decisions in a timely manner; (iv) have consistent underwriting standards; (v) fund loan originations quickly; and (vi) offer a competitive price to originate the loan. The Company seeks to meet these needs while taking efforts to ensure that the delinquency and loss experience of the loans it finances remain at acceptable levels.

PRODUCTS AND SERVICES

      In an effort to create and maintain a strong Dealer network, the Company provides an array of products and services. The Company's products offered to Dealers generally consist of loan programs. For example, under the Nuvell Flow Program, the Company currently originates loans on automobiles that are up to five model years old with fewer than 75,000 odometer miles and, depending on the model year, finances loans having a maximum term of 72 months, with a shorter loan term for older model-year automobiles. The perceived credit risk of the borrower will affect the annual percentage rate charged for a particular loan and will also affect the discount from the face amount of a loan at which the Company is willing to acquire the loan from the Dealer (the "Dealer Discount").

      The Company seeks to provide value-added services to Dealers to enhance their financing of Non-Prime Consumer loans by: (i) reviewing Dealer inventories to determine adequate inventory levels based on trends the Company observes in Non-Prime Consumer automobile purchasing; (ii) training Dealer sales people to identify Non-Prime Consumers who meet Nuvell's underwriting criteria; and (iii) working with Dealers to establish separate finance desks that specifically service Non-Prime Consumers. The Company also has developed specific services for Dealers that are designed to attract customers by offering flexible financing. For example, Credit Clinic(TM) is a service pursuant to which the Dealer advertises a sale for the "credit challenged" and the Company provides an on-site credit counselor who advises the Non-Prime Consumer on choosing a vehicle with a monthly payment he or she can manage. The Company believes that this service enhances a Dealer's sales of automobiles because it encourages Non-Prime Consumers, who might otherwise be apprehensive about their personal credit histories, to seek financing for their auto purchases.

      The Company regularly reviews its products and services in order to respond to changing market conditions in the Non-Prime Consumer market.

MARKETING STRATEGY

General

      The Company's current strategy to grow profitable volume includes marketing the Company's products and services to an increasing number of Dealers throughout specific geographic regions in the United States through its Dealer Relations Managers; and maximizing its existing, and developing new, Strategic Alliances.

Direct Dealer Marketing

      Experienced management and field sales employees, who are located in key geographic regions, lead the Company's direct marketing strategy. Direct marketing to Dealers is conducted by Dealer Relations Managers who seek to train and educate Dealers about the credit profile of the Non-Prime Consumer who meets Nuvell's underwriting criteria, familiarize Dealers with the Company's existing products and services, solicit feedback from Dealers regarding new products and services that would enhance a Dealer's ability to sell automobiles to Non-Prime Consumers, and generally provide Dealers with ongoing service and support. The Company's marketing department also designs sales incentives to motivate Dealers to submit loan applications to the Company. The marketing department works closely with the Dealer Relations Managers to design appealing incentives for the Company's Dealers. The Company believes that the intensive on-site Dealer service provided by Dealer Relations Managers and the Company's marketing programs enhance the effectiveness of the products and services offered by the Company, strengthen existing Dealer relationships and foster new business. The Company derived approximately 54.7% of its loan volume for the year ended December 31, 1999 from Direct Dealer originations, which excludes Strategic Alliance originations.

Strategic Alliance Marketing

      The Company historically used Strategic Alliances to increase the number of loans it originated by (i) using the sales force of the financial institutions and Dealer groups with which the Company establishes such alliances to market the Company's Non-Prime Consumer products and services and (ii) obtaining the right to review and purchase Non-Prime Consumer loans that do not meet a financial institution's or Dealer group's underwriting criteria. Through these alliances, the Company offered these financial institutions and Dealer groups the opportunity to expand their product offerings and to earn fees based on the number of loans that were originated by the Company as a result of the alliance.

      During Fiscal 1999 and prior to implementation of the Nuvell Flow Program, senior management of the Company sought to identify prospective financial institutions or Dealer groups suitable for Strategic Alliances and negotiate the terms of such alliances. The Company's Dealer Relations Managers provided operating services and support, including training and education with respect to both the Non-Prime Consumer market and the Company's products and services. Upon consummation of a Strategic Alliance, the Company expected the financial institution's or Dealer group's sales personnel to support or supplement the Company's direct marketing efforts.

      In April 1996, the Company entered into its first Strategic Alliance with First Union, the Company's first Strategic Alliance. The First Union Strategic Alliance provided for (i) joint marketing of the Company's products and services by both the Company's sales force and the sales personnel of the automobile finance division of First Union ("First Union Auto Finance") to the approximately 3,400 Dealers throughout twelve states and the District of Columbia with which First Union Auto Finance had an existing relationship, and
(ii) exclusive referral by First Union Auto Finance to the Company of all applications for loans received from Dealers that fell below certain established credit guidelines. In consideration for these services, First Union received a fee on each loan financed by the Company as a result of the First Union Strategic Alliance.

Pursuant to the referral agreement executed in conjunction with such alliance, funded loan referrals were without recourse to First Union. The First Union Strategic Alliance significantly enhanced the Company's ability to further its market penetration and increase the size of its Dealer base. For the year ended December 31, 1999, approximately 43.5% of the loans the Company purchased were attributable to Direct Dealer originations established as a result of the First Union Strategic Alliance. Another 1.3% of the loans the Company purchased was attributable to an alliance relationship with another financial institution.

      In March 1999, First Union announced publicly that it was exiting the indirect auto finance business due to realigned business strategies. As a result, the Company's Strategic Alliance with First Union was terminated. The Company, nonetheless, continued the relationships it established with, and continues to actively service the First Union-related Dealers. The Company, however, is no longer obligated to pay to First Union referral fees related to future business obtained through those Dealers.

Portfolio Acquisition Program

      To enhance the Company's growth and as a natural extension of its lines of business, the Company purchased from time to time Non-Prime Consumer loans meeting the Company's portfolio acquisition underwriting guidelines from Third-Party Originators. Purchasing selected loans from Third-Party Originators enabled the Company to acquire loans at a lower cost than comparable quality Dealer-originated loans due to decreased origination expense. In many cases, the Company had the opportunity to acquire loans with six-month or longer payment histories, reducing the Company's exposure to early loan defaults. Although the purchase of loans from Third-Party Originators was a significant component of the Company's overall business strategy in Fiscal 1998, the Company effectively discontinued the Portfolio Acquisition Program in April 1999 as such purchases aggregated $1.0 million in 1999.

Client Services

      The Company has established an experienced portfolio servicing management team and invested substantial resources in an advanced servicing system software and hardware system for use in servicing its Servicing Portfolio. Having refined its processes over the past year, the Company has been marketing a wide range of portfolio services for third parties in the non-prime auto loan financing industry including, but not limited to, loan product marketing, loan underwriting, collections, customer service, asset remarketing and litigation handling. The Company's marketing team plans to target financial institutions seeking a stronger, cost-effective servicing solution for improved portfolio performance. In October 1999, the Company entered into a servicing agreement with Atlantic Coast Federal Credit Union ("Atlantic") whereby the Company agreed to perform certain servicing and collection support services for certain credit categories of Atlantic's automobile loan portfolio.

THE LOAN PURCHASE PROCESS FROM DEALERS

      The Company originates loans directly from Dealers and has never made loans directly to purchasers of automobiles. To be eligible for purchase by the Company, a loan must have been originated by a Dealer that entered into a Dealer Agreement. When a retail automobile buyer elects to obtain financing from a Dealer, the Dealer takes loan application from such buyer for submission to its financing sources. Typically, a Dealer will submit the buyer's credit application to more than one financing source for review. The Company believes that a Dealer's decision to finance the automobile purchase with the Company, rather than with other financing sources, is based upon the Company's relationship with the Dealer, the Dealer's analysis of the discounted purchase price offered by the Company for the loan, any incentives offered to the Dealer, the timeliness, consistency and predictability of the Company's response, and the Company's ability to fund loans typically within 24 hours of receipt of all required documentation.

      Upon receipt of a credit application from a Dealer, the Company orders a credit report on the borrower from one or more of the three major national credit bureaus, "scores" the borrower's credit status using a scoring model and verifies the borrower's employment, residence and automobile insurance history. If a Company loan officer determines that the credit application meets Nuvell's underwriting criteria subject to further information or with modifications to the originally proposed loan terms, the Company may request and review further information and supporting documentation before it decides to finance a loan. When presented with a credit application, the Company typically notifies the Dealer within 75 minutes whether or not it intends to finance the loan. The discounted price the Company will offer to pay the Dealer for a particular loan generally varies based on the perceived credit-risk of the potential borrower as determined through the credit underwriting process.

      Typically, once an application is approved by Nuvell or, if approved conditionally, upon fulfillment and receipt of required stipulations, Nuvell funds the loan. The Dealer then assigns the loan to the Company, and the Company finances the loan and then records its lien on the vehicle as agent for Nuvell. The Company then commences servicing the loan. Under the Nuvell Flow Program, the Company immediately assigns the loan to Nuvell without recourse.

CREDIT UNDERWRITING AND ADMINISTRATION

Target Market and Consumer Profile

      The Company seeks to identify customers with stable and predictable incomes, whose payments will be made in a timely and consistent manner and who fall into the "B-", "C+" and "C" credit borrower categories. A description of the credit rating categories for loans originated by the Company, including pursuant to the Nuvell Flow Program, is set forth below:

Category

"A" A consumer who has a long credit history with no defaults, has been in the same job for at least 18 months and can easily finance a new automobile purchase through a bank or captive finance subsidiary of an automobile manufacturer.

"B" A Non-Prime Consumer who may have had some minor credit problems in his or her past, or may not have been employed at his or her current job for 18 months. To finance a new or late-model used automobile, the "B" credit borrower may not qualify for a loan from a bank, but may have success borrowing from a captive finance subsidiary of an auto manufacturer and can access credit through an independent finance company.

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

Credit Evaluation Procedures

      The Company has historically applied, and under the Nuvell Flow Program, continues to apply uniform underwriting standards to originating loans. These standards have been developed and refined over the course of management's years of experience in the non-prime auto finance industry. The two most important criteria the Company uses in evaluating a loan are the applicant's creditworthiness and the automobile's collateral value. Dealers submit all customer credit applications to the Company's headquarters in Jacksonville, Florida, for consideration. The Company utilizes a Fair Issacs credit scoring system to assist it in assessing a customer's creditworthiness. Among the factors taken into account in this scoring system are an applicant's credit bureau score (assigned by one of the major credit reporting bureaus to all persons with credit histories), job and residential stability, the automobile payment as a percentage of income, the year, make and model of automobile, a positive payment history on other loans, an acceptable level of derogatory credit and the amount of a customer's downpayment, which must be at least 10% of the purchase price of the automobile. The Company's senior underwriting management regularly reviews credit decisions made by the Company's loan buyers to ensure uniformity in underwriting standards and compliance with applicable provisions of the Nuvell Agreements.

      In addition to the applicant's credit score, the Company considers relevant information about the automobile to be purchased. The Company does not finance automobiles that are more than five model years old or that have in excess of 75,000 odometer miles. The maximum term of any loan purchased by the Company other than under the Nuvell Flow Program was 60 months, and for loans originated under such Program is 72 months; a shorter maximum term may be applied based on the year and mileage of the automobile. These criteria are subject to change from time to time, as circumstances warrant and in the case of loans originated under the Nuvell Flow Program, with Nuvell's prior written consent. Each loan must be secured by a first priority lien on the automobile. In addition, each loan requires the borrower to maintain physical damage insurance covering the financed automobile. The Company may, nonetheless, suffer a loss upon theft of or physical damage to any financed automobile if the borrower fails to maintain insurance as required by the loan and is unable to pay for repairs to or replacement of the automobile or is otherwise unable to fulfill his obligations under the loan. Historically, the Company has continually reviewed and enhanced its underwriting criteria in order to evaluate effectively the creditworthiness of Non-Prime

Consumers and the adequacy of the financed automobile as security for a loan. Under the Nuvell Flow Program, the Company assigns loans to Nuvell without recourse. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Loan Loss and Delinquency Experience" for a numerical analysis of the Company's loan loss and delinquency experience.

Approval and Funding Statistics

      During the year ended December 31, 1999, the Company reviewed 69,945 loan applications, of which 29.6% were approved or conditionally approved and 6.55% were funded. Conditionally approved applications were applications by Non-Prime Consumers whose underlying credit were generally acceptable to the Company but with respect to which the Company required a modification of terms (typically monthly payment levels) prior to final credit approval.

Portfolio Acquisition Underwriting

      The Company's Portfolio Acquisition Program sought to establish on-going relationships with Third-Party Originators from which the Company may have purchased select portions of their loan portfolio. The Company considered the most important factor in establishing such a relationship to be the Third-Party Originator's underwriting criteria. The Company focused on purchasing loans from a Third-Party Originator whose credit scoring and other underwriting guidelines produced borrowers whose credit characteristics matched those of the Company's Dealer-originated borrowers as closely as possible.

      Management valued each prospective loan portfolio based on a pricing model, which estimated the value of the loans in the portfolio given certain assumptions (e.g., the discount to the face value of the loan). The Company normally acquired portfolios at a discount, although in some instances, because of the high quality of the portfolio, it paid face value for a portfolio. Management did not generally pay the Third-Party Originator a premium for a portfolio, although after costs such as brokerage fees, the Company's total acquisition cost may have slightly exceeded the face value of the purchased loans. The Company's expenses necessary to generate Portfolio Acquisition Program loans, however, were generally lower than those incurred to generate loans through Direct Dealer Originations or Strategic Alliances.

      The Company has not pursued Portfolio Acquisitions since April 1999, and does not intend to do so in the foreseeable future.

Contract Servicing and Administration

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

    On June 19, 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer systems to the CLASS System. As a result, the Company is now performing all collection functions with respect to its Servicing Portfolio.

Management Information Systems

      As referred to above, the Company has installed CLASS. CLASS is consumer finance software system composed of separate modules integrating loan origination, loan servicing, operational accounting, portfolio performance analysis and loan securitization. The Company's computer systems provide the Company with the ability to track all loan details and identify trends among customers. This information provides risk management analysis capabilities, thereby refining the credit underwriting process and mitigating the risk of loans purchased from unacceptably higher risk customers.

SERVICING PORTFOLIO PROFILE

Loan Statistical Profile

      The table below sets forth an analysis of loans purchased by the Company from inception through the dates specified.

                         1996                    1997                                  1998
                        -------  -----------------------------------   ------------------------------------
As of                     Dec.     Mar.     June      Sep.      Dec.     Mar.     June      Sep.     Dec.
Cumulative
    number of
    loans
    purchased.........   10,675   13,553   17,382    21,589    26,078   30,165    32,741   33,054    33,466
Cumulative
    average loan
    amount
    funded (in
    thousands)........  $11,999  $12,026  $11,826   $11,842   $11,925  $11,882   $11,974  $11,986   $11,996
Weighted
    average initial
    annual
    percentage
    rate..............    18.67%   18.80%   18.97%    19.04%    19.01%   19.05%    19.01%   19.09%    19.09%
Weighted
    average initial
    term
    (months)..........     51.7     53.6     53.3      53.3      53.4     53.4      54.1     54.7      54.8

Cumulative
    average initial
    yield.............    21.80%   21.51%   21.25%    21.06%    20.87%   20.77%    20.77%   20.79%    20.81%


                                         1999
                         ------------------------------------
As of                      Mar.     June      Sep.      Dec.
Cumulative
    number of
    loans
    purchased.........    34,483    35,545   36,893    38,145
Cumulative
    average loan
    amount
    funded (in
    thousands)........   $12,037   $12,074  $12,146   $12,218
Weighted
    average initial
    annual
    percentage
    rate..............     19.11%    19.02%   18.94%    18.88%
Weighted
    average initial
    term
    (months)..........      55.1      55.5     56.1
                                                        56.71
Cumulative
    average initial
    yield.............     20.78%    20.74%   20.71%    20.69%


      The change in weighted average initial annual percentage rate over the periods shown are due to changes in the product mix offered by the Company and the states where such products are offered. Consumer finance laws of certain states allow for varying percentage rates. The cumulative average initial yield has decreased over the periods shown relative to changes in the product mix offered by the Company. Certain of the Company's products have historically carried varying degrees of dealer discount, which has impacted the yield as shown. The increase in weighted average initial term is due to longer term products being made available by the Company.

Geographic Distribution of Loans

      As of December 31, 1999, the Company purchased loans originated from Dealers in 44 states and the aggregate loan balance of the six states having the largest concentrations of business of the Company totaled 79% of the Servicing Portfolio compared to 76% of the Servicing Portfolio as of December 31, 1998. In 1999, the Company focused primarily on increasing its volume of business in the states in which it then operated.

      The list below indicates the geographic distribution of loans outstanding as of December 31, 1999 based upon the location of the Dealer originating the loan:

                                                        Principal      Percentage of       Number of
                                                         Balance    Principal Balance    Active Loans
                                                        ---------   -----------------    ------------
          North Carolina............................     $ 42,662           23.17%              4,158
          Georgia...................................       39,462           21.43               4,411
          South Carolina............................       20,546           11.16               1,994
          Texas.....................................       16,569            9.00               1,530
          California................................       13,032            7.08               1,659
          Florida...................................       12,906            7.01               1,669
          Virginia..................................        7,790            4.23                 906
          Illinois..................................        5,239            2.85                 469
          Tennessee.................................        5,068            2.75                 554
          Maryland..................................        3,721            2.02                 410
          All other states (1)......................       17,148            9.30               2,079
                                                         --------          ------             -------
               Total................................     $184,143          100.00%             19,839
                                                         ========          ======             =======

------------------------

(1) No state other than those listed represents more than 2% of the Servicing Portfolio.

Securitization Program

      The Company historically funded its purchases of loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its loans through daily sales to the Master Trust financed by purchases of B Certificate interests in such trust by First Union in connection with the Master Trust Securitization Credit Facility, followed by
(ii) the transfer of such warehoused loans from time to time by the Master Trust to a Permanent Securitization, thereby creating renewed availability of capital from the Master Trust Securitization Credit Facility.

      Specifically, using the Master Trust Securitization Credit Facility, the Company sold loans on a daily basis to Funding Trust II, which then sold the loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust to date, issued two classes of investor certificates: the "Class B Certificates," which were variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B certificates, deposits of funds to a restricted cash account as a reserve for future loan losses, which provided additional credit enhancement for the holders of the Class B Certificates, and payment of certain other expenses and obligations of the Master Trust. First Union owned 100% of the outstanding Class B Certificates in connection with its role as lender under the Master Trust Securitization Credit Facility. Collectively, the restricted cash account and the Class C Certificate portion of loan principal that collateralized the Master Trust were components of the Company's cash spread accounts ("Cash Spread Accounts"), over-Collateralization accounts ("Over-Collateralization Accounts") and excess spread receivables ("Excess Spread Receivables" or "ESRs") reflected cumulatively on the Company's balance sheet as Retained Interest in Securitizations. See Note 13 of Notes to Financial Statements - Related Party Transactions, for a discussion of relationships with First Union, and Note 14 of Notes to Financial Statements for a discussion of Subsequent Events.

      On February 22, 2000, National Financial Auto Funding Trust II defaulted on its obligation to deposit approximately $5 million in cash collateral to the Master Trust Over-Collateralization Account, as required under the Master Trust Securitization Credit Facility, thereby giving rise to First Union's decision to terminate future funding availability under the facility and to commence amortizing the outstanding amounts owed to First Union under the facility.

      In conjunction with such default, First Union agreed to waive until April 21, 2000 certain rights to liquidate the portfolio of approximately $58.9 million of auto loans that secure its loans to Funding Trust II, thereby permitting the Company time to pursue various strategic options, including a sale of such portfolio. On March 30, 2000, Funding Trust II, as Seller, the Company, as Guarantor, and Nuvell entered into the Sale Agreement whereby a substantial number of the loans previously sold to the Master Trust under the Master Trust Securitization Credit Facility in the approximate amount of $47 million were sold by Funding Trust II to Nuvell after such loans had been acquired by Funding Trust II from the Master Trust by an Assignment Agreement dated as of April 5, 2000. The Company, pursuant to the Sale Agreement, will retain servicing of substantially all of such loans under the terms and provisions of the Servicing Agreement. Approximately $43.9 million of the proceeds from the sale of such loans were then used to pay in full the Class B Certificates held by First Union. (See Note 4 of Notes to Financial
Statements - Debt) The Company anticipates to receive additional cash from the transaction and release of funds previously required to be held in reserve of approximately $6.0 million, which will be used for general corporate purposes, including the possible payment of certain of the debt of the Company. In related developments, First Union terminated its commitment to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's future Permanent Securitizations and converted to a 48 month term loan (requiring equal monthly principal payments) of $2.5 million outstanding under a revolving working capital facility secured by the Company's ESRs.

      Since the Company's inception through termination of funding availability through the Master Trust Securitization Credit Facility on February 23, 2000, the Master Trust transferred an aggregate of $337.4 million of its receivables through Permanent Securitizations effected pursuant to two private placements and three public offerings of asset-backed securities. Payment of principal and interest on $300.4 million of the securities issued in such transactions is insured by payment guarantees issued by Financial Security Assurance Inc. ("FSA"), and such securities are rated AAA and Aaa by Standard and Poor's Rating Group ("S&P") and Moody's Investors Service ("Moody's"), respectively. The proceeds of each Permanent Securitization transaction were applied by the Master Trust to repay the outstanding balance of the Class B Certificates. Since such time, the Master Trust has issued additional beneficial interests in loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of loans from the Company.

      The Company was initially appointed and continues to act as master servicer for the loans sold to each of the trusts (the "Securitization Trusts") formed as a result of the Permanent Securitization transitions mentioned above. As master servicer the Company is eligible to receive monthly fees at base rates of 2.0% to 3.0% per annum from the Permanent Securitization Trusts and 4.0% per annum from the Master Trust, plus certain late fees and prepayment charges received on the loans sold to the Permanent Securitization Trusts (the "Securitized loans"). All collection functions with respect to the loans included in the Master Trust and the Permanent Securitization trusts are performed by the Company. Historically, the Company's Permanent Securitizations have been credit enhanced by FSA, the financial guaranty insurer. The insurance agreements generally provide that the Company is not entitled to receive excess cash flows unless the loans in the pool meet certain performance requirements.

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

Regulation

      The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. As of December 31, 1999, the Company maintained contractual relationships with Dealers located in 35 states and, accordingly, the laws and regulations of such states govern the Company's operations. Most states in which the Company purchases loans (i) limit the interest rate, fees and other charges that may be imposed by, or prescribe certain other terms of, the loans that the Company purchases and (ii) define the Company's right to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its business operations in 18 of the 35 states in which the Company has contractual relationships with Dealers and Third-Party Originators. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

      Numerous federal, state, and in the case of the Navajo Nation, Indian reservation consumer protection laws in certain Southwestern States, and related regulations impose substantive disclosure requirements upon lenders and servicers involved in automobile financing. Such federal laws and regulations include the Truth-in-Lending Act and Regulation Z, promulgated thereunder by the Federal Reserve Board, the Equal Credit Opportunity Act and Regulation B, also promulgated thereunder by the Federal Reserve Board, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Soldiers' and Sailors' Civil Relief Act and similar state and local collection acts, including the Navajo Nation Consumer Unfair Practices Act.

      In addition, the Federal Trade Commission ("FTC") has adopted a limitation on the holder-in-due-course rule which may have the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses that the purchaser could assert against the seller of goods and services. With respect to used automobiles specifically, the FTC's Rule on Sale of Used Vehicles requires that all sellers of used automobiles prepare, complete and display a Buyer's Guide that explains the warranty coverage for such automobiles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

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

      The laws of certain states grant to the purchasers of automobiles certain rights of rescission under so-called "lemon laws." Under such statutes, purchasers of automobiles seek recoveries from, or assert defenses against, the Company if such laws have been violated.

      In the event of default by an obligor, the Company possesses all the remedies of a secured party under respective state variations of the Uniform Commercial Code ("UCC"), except where specifically limited by other state laws. The remedies of a secured party under the UCC include the right to repossession by self-help means, unless such means would constitute a breach of the peace. In the event of default by the obligor, some jurisdictions require that the obligor be notified and be given time in which to cure the default prior to repossess. In addition, courts have applied general equitable principles to secured parties pursuing repossession or litigation involving deficiency balances.

      The UCC and other state laws require a secured party who has repossessed collateral to provide an obligor with reasonable notice of the date, time and place of any public sale and/or the date after which any private sale of the collateral may be held. The obligor has the right to redeem the collateral prior to actual sale.

      The proceeds from the resale of financed automobiles generally will be applied first to the expenses of repossession and resale and then to the satisfaction of the loan. A deficiency judgment can be sought in most states subject to satisfaction of statutory procedural requirements by the secured party and certain limitations as to the amount of any such judgment such as an amount not in excess of the initial sale price of the automobile. Certain state laws require the secured party to remit the surplus to any holder of a subordinate lien with respect to the automobiles or, if no such lienholder exists, the UCC requires the secured party to remit the surplus to the former owner of the financed automobile.

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

Employees

      At December 31, 1999, the Company had 173 full and part-time employees in the following areas: executive/administration (13), sales (21), finance (11), originations (29), MIS (14) and servicing (85), none of whom was represented by a union.

ITEM 2.  PROPERTIES.

      The Company's principal executive offices, where all loan origination, servicing and collection functions are conducted and managed, are located at 10302 Deerwood Park Boulevard, Suite 100, Jacksonville, Florida 32256. The Company currently leases approximately 44,000 square feet of office space at such location. The Company believes its properties are adequate for its currently anticipated future growth.

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

     The individual lead plaintiffs (the "Lead Plaintiffs") in the Amended and Consolidated Complaint are Pearl Peckerman, Harvey Rooks, Rachel Rooks, Joyce Bornstein, Emanuel Androulidakis, Frank Rosetti, Thomas R. Bopp, Noel V. Brodtman, Jr., Susan H. Jacobsen, Leonard R. Carothers, Fred Gaunce, Duane Morris, Ralph Casey, Hiram Graham, and Vance Prigge. In addition, the action was instituted on behalf of a putative class of plaintiffs consisting of those persons who purchased or otherwise acquired stock of the Company between January 29, 1997 and April 15, 1998 inclusive, excluding the Company, its subsidiaries and affiliates, the individual defendants, members of the immediate families of each of the individual defendants, and the successors and assigns of any defendant. Other than the Company, the defendants to the action are: Gary L. Shapiro, Keith B. Stein, Roy E. Tipton, Kevin G. Adams, Edgar A. Otto, Peter Offerman, Morgan M. Schussler, Steven L. Gurba, and the co-lead underwriters of the Company's January 1997 initial public offering, Raymond James & Associates, Inc. and Cruttenden Roth, Inc., (collectively, "the Underwriter Defendants').

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

     The Company acknowledged its contracted obligation to indemnify the Underwriter Defendants pursuant to the underwriting agreement entered into with the Company in connection with its initial public offering with respect to their legal and other costs incurred in this litigation, including but not limited to any potential judgment against them.

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

     Litigation is subject to many uncertainties, and it is possible that the above action could be decided unfavorably. The Company has entered into discussions in an attempt to settle the pending litigation if it is in the best interests of the Company's stockholders to do so, but can give no assurance that such negotiations will result in settlement. Management is presently unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome or settlement of the pending litigation. It is possible that the Company's business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of the pending litigation.

     The Company has a directors' and officers' liability insurance policy that applies to this litigation with a liability limit of $5 million; and two excess policies with liability limits of $2 million and $3 million, respectively. Each insurer has raised certain coverage defenses or denied coverage. The Company has engaged in and will continue to pursue appropriate strategies to protect and preserve its claims of full coverage under all such policies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The following matters were submitted during 1999 to a vote of security holders, through the solicitation of proxies or otherwise:

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

                       Class II                     FOR                      WITHHELD
                  ----------------               ----------                  --------
                  Robert R. Gould                11,153,911                   54,275
                  David Benson                   11,154,411                   53,775

                     Class III
                  ----------------
                  Joseph P. Donlan               11,154,411                   53,775
                  David W. Young                 11,154,411                   53,775

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

      On August 12, 1998, NASDAQ advised the Company that unless the closing bid price of the Company's Common Stock allowed for the maintenance of a greater than $5 million public float, for at least 10 consecutive trading days during the period ending on November 13, 1998, the Company's Common Stock would be delisted on November 17, 1998. Further, on September 2, 1998, NASDAQ advised the Company that if the Company's Common Stock did not trade at a minimum bid price of $1.00 for a minimum of ten consecutive trading days, by December 1, 1998, the Company's Common Stock would be delisted on December 3, 1998. Such delisting was delayed until January 21, 1999, when the Company appeared before the NASDAQ Listing Qualifications Panel ("Panel") to permit the Company the opportunity to provide details of its business plan and restructuring, in furtherance of a request for additional time to enable the Company to reestablish compliance with the NASDAQ listing requirements. The Company was notified on March 9, 1999 of the Panel's determination to delist the Company's Common Stock securities from NASDAQ effective as of the close of business on March 9, 1999. The delisted Common Stock shares were immediately eligible for trading on the OTC Bulletin Board and are so traded today.

      Set forth below is the range of high and low bid quotations reported in NASDAQ-NMS for the period from January 30, 1997 (the date on which trading commenced) through and including December 31, 1999:

                           Common Stock Market Prices
                  --------------------------------------------
1999              1st Q        2nd Q        3rd Q        4th Q
                  ------       -----        -----        -----
      High        $ .44        $ .34        $ .44        $ .84
      Low         $ .09        $ .09        $ .25        $ .25

1998              1st Q        2nd Q        3rd Q        4th Q
                  ------       -----        -----        -----
      High        $4.25        $3.38        $1.13        $0.31
      Low         $2.00        $0.75        $0.25        $0.06

1997              1st Q*       2nd Q        3rd Q        4th Q
                  ------       -----        -----        -----
      High        $9.88        $7.63        $7.50        $7.50
      Low         $7.00        $5.50        $6.13        $2.38

      *January 30 - March 31, 1997

      (b) Holders.

      As of December 31, 1999, there were approximately 63 registered holders of the Common Stock.

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

      On April 7, 1999, pursuant to the Company's comprehensive financial restructuring (the "Restructuring") (see Note 5 of Notes to Financial Statements
- Comprehensive Financial Restructuring), 7,071,429 shares of Common Stock were issued to The Progressive Investment Company, Inc., and PC Investment Company, its affiliate, (together "Progressive") The 1818 Mezzanine Fund, L.P. (the "1818 Fund"), The Structured Finance High Yield Fund, LLC ("SFHY") and Manufacturers Life Insurance Company (U.S.A.) ("ManuLife") (collectively, the "Senior Subordinate Noteholders") as consideration for waivers and amendments granted to the Company, and 1,178,571 additional shares of Common Stock were issued to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment, in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment.

ITEM 6.  SELECTED FINANCIAL DATA.

      The income statement data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995 are derived from, and are qualified by reference to, the audited financial statements of the Company (and from inception through January 29, 1997, it's predecessor). The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Financial Statements and notes thereto included elsewhere in this Form 10-K.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

                                                                       Year Ended December 31,
                                               1999              1998           1997              1996            1995
                                            -----------      ----------      ----------         --------        --------
                                                              (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Securitization related income (loss)        $     7,630      $  (13,531)     $     (323)        $ 13,564           7,367(1)
Servicing income                                  5,719           6,424           3,437              866             219
Interest income                                   1,443           2,399             817              258              11
Other income                                        716             377             214              103             214(3)
                                            -----------      ----------      ----------         --------        --------
Total revenue                                    15,508          (4,331)          4,145           14,791           7,811
                                            -----------      ----------      ----------         --------        --------
Servicing expenses                                3,285           6,262           5,944            1,291             371
Interest expense                                  8,489           8,417           1,638            1,204             498
Salaries and employee benefits                    5,087           7,705           6,346            3,634           1,666
Direct loan acquisition expenses                    914           1,520           3,591            1,924(2)          562(2)
Depreciation and amortization                     1,679             802             743              492             183
Other operating expenses                          5,624           4,544           3,602            1,755(2)        1,250(2)
                                            -----------      ----------      ----------         --------        --------
Total expenses                                   25,078          29,250          21,864           10,300           4,530
                                            -----------      ----------      ----------         --------        --------
Income (loss) before income taxes and
  extraordinary item                             (9,570)        (33,581)        (17,719)           4,491           3,281
Income taxes                                         --              --              --               --              --
                                            -----------      ----------      ----------         --------        --------
Income (loss) before extraordinary item          (9,570)        (33,581)        (17,719)           4,491           3,281
Extraordinary loss                                   --              --            (720)              --              --
                                            -----------      ----------      ----------         --------        --------
Net income before preferred stock
    dividends                                    (9,570)        (33,581)        (18,439)           4,491           3,281
Preferred stock dividends                          (160)           (160)           (148)              --              --
                                            -----------      ----------      ----------         --------        --------
Net income (loss) applicable to common
    stockholders                            $    (9,730)     $  (33,741)     $  (18,587)        $  4,491        $  3,281
                                            ===========      ==========      ==========         ========        ========

PER SHARE DATA:
Loss per common share before extraordinary
  item -- basic and diluted                 $      (.64)     $    (3.73)          (2.52)
Extraordinary item                                   --              --           (0.10)
                                            -----------      ----------      ----------
Loss per common share -- basic and diluted  $      (.64)     $    (3.73)     $    (2.62)
                                            ===========      ==========      ==========

Weighted average shares outstanding  --
  basic and diluted                          15,110,899       9,031,000       7,087,000
                                            ===========     ===========      ==========


PRO FORMA SHARE DATA (UNAUDITED):
Income (loss) before income taxes                                                               $  4,491        $  3,281
Income taxes                                                                                       1,689           1,066
                                                                                                --------        --------
Pro Forma net income                                                                            $  2,802        $  2,215
                                                                                                ========        ========
PRO FORMA NET INCOME PER SHARE:
Basic and diluted                                                                               $   0.66            0.52(5)
                                                                                                ========        ========
PRO FORMA WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (6)
Basic and diluted                                                                                  4,230           4,230
                                                                                                ========        ========

                                                                 Year Ended December 31,
                                                                  (dollars in thousands)

                                              1999            1998            1997           1996           1995
                                           ---------       ---------       ---------      ---------      ---------
BALANCE SHEET  DATA:
Cash                                       $   3,576       $   9,540       $  26,647      $   5,066      $     824
Retained interest in securitizations          35,058          34,117          31,569         23,404         10,313
Total assets                                  48,776          50,732          64,875         31,201         12,003
Senior Subordinated Notes                     56,395          53,578          34,546         12,000             --
Junior Subordinated Notes                      2,181           1,940           1,940          7,122          7,457
Total debt                                    58,576          55,518          36,486         19,122          7,457
Total liabilities                             64,481          59,096          41,581         21,650          8,556
Mandatorily Redeemable Preferred Stock         2,576           2,415           2,336             --             --
Partners' preferred equity                        --              --              --          2,295            482
Partners' equity                                  --              --              --          7,256          2,965
Stockholders' equity (capital deficit)     $ (18,281)      $ (10,779)      $  20,958      $      --      $      --

OTHER DATA:
Number of loans purchased during year          4,683           7,388          15,403          6,789          3,586
Principal balance of loans purchased
   during year                             $  67,743       $  95,911       $ 187,383      $  84,981      $  45,972
Cumulative number of loans purchased          38,145          33,466          26,078         10,675          3,886
Cumulative principal balance of loans
   purchased                               $ 483,442       $ 415,709       $ 322,156      $ 134,773      $  49,792
Number of outstanding loans at end of
    year                                      19,526          21,795          20,886          9,063          3,586
Principal balance of the Servicing
   Portfolio at end of year                $ 180,677       $ 211,686       $ 226,846      $ 102,852      $  43,145
Delinquencies as a percentage of the
   Servicing Portfolio (7)                      8.73%           7.65%           9.75%          7.95%          5.45%
Repossession inventory as a percentage
   of the Servicing Portfolio (8)               1.70%           1.74%           2.18%          2.20%          1.28%
Net chargeoffs during the year
   as a percentage of the
   average Servicing Portfolio (9)              7.45%           7.85%           6.34%          4.17%          2.76%

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

(3) Other income in 1995 and other expenses in 1994 include a $182,000 loan loss provision, representing 5.0% of the $3.6 million of loans funded during the three months ended December 31, 1994. The reserve was reversed when the loans were sold to the Master Trust on January 15, 1995. Subsequently, the Master Trust accounts for all reserves as loans were sold to the trust on a daily basis.

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

Overall

      The Company is a specialty consumer finance company that has, since February 2000, focused its business strategy on performing a wide range of loan portfolio services for third parties in the non-prime auto loan financing industry including, but not limited to, loan product marketing, loan underwriting, collections, customer service, asset remarketing, and litigation handling, in return for both origination and servicing fees.

      The Company projects through the Nuvell Flow Program and scheduled cash releases from the Retained Interest in Securitizations, sufficient cash flow to operate over the next twelve months.

      The Company historically funded its purchases of loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its loans through their daily sale to the Master Trust followed by (ii) the transfer of such warehoused loans from time to time by the Master Trust through Permanent Securitizations. In connection with the securitization of the loans sold by the Company, the Company is required to establish and maintain certain credit enhancements to support the timely payment of interest and principal on the bonds and notes issued to investors by the securitization trusts, which credit enhancements include, among other things, funding and maintaining spread accounts, which are moneys held on deposit ("Cash Spread Accounts"), and maintaining a residual interest in the pools of receivables held by such securitization trusts ("Over-Collateralization Accounts"). The following discussion summarizes the effect of the Company's securitization and other activities on its revenues, expenses, and cash flows.

Revenues.

      In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Pursuant to SFAS No. 125, the Company periodically measures the fair value of its Retained Interest in Securitizations based upon the performance of its loan portfolio. As a result, during the fourth quarter of fiscal 1998 the Company increased the cumulative net loss estimate from 12.88% applied during and as of the first, second and third quarters of fiscal year 1998 to 14.00% for the years ended December 31, 1998 and 1999. The increase in the cumulative net loss estimate resulted primarily from an increase in default rates expected to be experienced over the life of the loans, lower expected recovery rates on the underlying collateral and changes in loss timing, compared to the rates of such items estimated in earlier periods. These factors were impacted significantly as a result of the Company's conversion of its loan servicing to an in-house servicing platform in June of 1998. Performance trends for the year ended December 31, 1999 indicate that the negative impact of the immediate post conversion period has stabilized. These changes are a significant factor in the securitization income realized by the Company for the year ended December 31, 1999. See "Results of Operations."

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

Distributions of Cash from Securitizations.

      When the Company securitizes loans, it is required to establish and maintain credit enhancements on a trust-specific basis to support the timely payment of interest and principal on the notes issued to investors by such securitization trusts. Credit enhancements include, among other things, funding and maintaining the Cash Spread Accounts and maintaining the Over-Collateralization Accounts. The Cash Spread Accounts are funded through initial cash deposits by the Company, plus a portion of the excess cash flows from the loans (that is, the difference between cash received by the relevant trust and its interest and principal payments on the asset-backed securities and trust expenses). Once the funds in the Cash Spread Accounts meet specified levels (which may be increased if the performance of the relevant loan pool deteriorates), any subsequent excess cash flow thereafter will be released to the Company on a monthly basis. Any remaining cash in the Cash

Spread Accounts after the asset-backed securities have been paid in full also will be released to the Company. The amount of excess cash available for distribution to the Company will be affected by the actual loss and prepayment experience of the Servicing Portfolio. See Note 3 of the Notes to Financial Statements - Retained Interest in Securitizations.

The table below sets forth-certain information relating to the Company's loan purchasing activities:

                                                                  Year Ended December 31,
                                                             ----------------------------------
                                                               1999        1998          1997
                                                             -------     --------      --------
                                                      (dollars in thousands, except number of loans)
Number of loans purchased .............................        4,683        7,388        15,403
Principal balance of loans purchased ..................      $67,743     $ 95,911      $187,383
Principal amount of loans funded (1) ..................       64,480       90,490       182,900
Securitization related income (loss), net of
      writedown of retained interest in
      securitizations, if any .........................        7,630      (13,531)         (323)
Servicing income ......................................        5,719        6,424         3,437

------------------------
(1) Amount funded represents the price at which the Company purchases a loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the loan purchased less the Dealer Discount.

Results of Operations

      The Company reported a net loss applicable to common stockholders of $9.7 million for the year ended December 31, 1999, compared to a $33.8 million net loss for the year ended December 31, 1998 and a $18.6 million net loss for the year ended December 31, 1997. The reduction in net loss in 1999 is primarily the result of a stabilized loan portfolio, a relatively accurate prediction of the prepayment and defaults that would occur in 1999 by the December 31, 1998 valuation of the ESR's (see "Securitization Related Income Loss"), and a related decrease in "Average Servicing Portfolio" for the year ended December 31, 1999. The net loss in 1998 is primarily the result of: (a) the impact of changes in assumptions relating to the calculation of gain on sale of loans and the valuation of Retained Interest in Securitizations, including an increased cumulative net loss estimate from 12.88% applied during and as of the first three quarters of fiscal year 1998 to 14.00% during and as of the fourth quarter ended December 31, 1998; and (b) start-up and duplicative expenses, associated with the Company's transition from an outside servicer to in-house servicing, including the opening of its service center in Jacksonville, Florida.

Securitization Related Income (Loss)

      For the year ended December 31, 1999, the Company recognized securitization related income of $7.6 million, which includes a $2.1 million writedown of Retained Interest in Securitizations resulting from the sale of approximately $47 million of Master Trust loans on April 5, 2000 (See Note 14 of the Notes to Financial Statements -- Subsequent Events)), compared to a "net securitization related" loss of $13.5 million for the year ended December 31, 1998 (due to a 1998 $23.1 million writedown of Retained Interest in Securitizations resulting from the reasons described in "Overall-Revenues" above) and a net securitization related loss of $323,000 for the year ended 1997 (due to an increase in estimated cumulative net losses from 7% in 1996 to 12.88% in 1997 and an increase in the discount rate applied to present value the Company's Retained Interest in Securitizations from 11% in 1996 to 14% in 1997). The Company's loan purchasing volume decreased significantly during the second half of 1998 and first half of 1999 as the Restructuring was being completed. See Note 5 of Notes to Financial Statements - Comprehensive Financial Restructuring. In the second half of 1999, the Company sought to re-establish its loan purchasing volume at a deliberate pace with emphasis on more stringent credit and collateral standards. The Company purchased 4,683 loans, having a principal balance of $64.5 million, during the year ended December 31, 1999, compared to 7,388 loans, having a principal balance of $95.9 million, for the year ended December 31, 1998 and 15,403 loans having a principal balance of $187.4 million for the year ended December 31, 1997. These loan purchases consisted of 4,596 loans purchased from Dealers ($66.7 million principal balance) and 87 loans purchased from Third-Party Originators ($1.0 million principal balance) during the year ended December 31, 1999. This compares to 5,348 loans purchased from Dealers ($74.6 million principal balance) and 2,029 loans purchased from Third-Party Originators ($21.3 million principal balance) during the year ended December 31, 1998 and 10,354 loans purchased from dealers ($140.9 million principal balance) and 5,049 loans purchased from Third-Party Originators ($46.5 million principal balance) during the year ended December 31, 1997.

      The Company's gain on sale model includes an estimated cumulative net loss factor with respect to the loans securitized. Significant changes in such cumulative net loss estimate will result in adjustments to the carrying value of Retained Interest in Securitization ("ESR"). Included in reported securitization related income of $7.6 million for the year ended December 31, 1999 was approximately $1.3 million related to a net increase in the valuation of the ESR's. The adjustment resulted from lower default rates and securitization fees during the year ended December 31, 1999 than previously estimated. In 1998, the servicing of the Company's Servicing Portfolio experienced significant disruption resulting from the conversion from an out-sourced servicer to an in-house servicing platform on June 19, 1998. The Company believes that the conversion and resulting servicing disruption is largely responsible for the increase in delinquency and net loss experience of the Servicing Portfolio throughout the year ended December 31, 1998. In response thereto, the Company's estimates for loan loss factor was increased from 12.88% applied during and as of the first three quarters of fiscal year 1998 to 14.00% during and as of the fourth quarter ended December 31, 1998 and for the year ended December 31, 1999. The Company initiated servicing for loans more than 30 days past due in July 1997, and initiated servicing of the entire Servicing Portfolio on October 1, 1997. See discussion of delinquency rates under "Loan Loss and Delinquency Experience."

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

Servicing Income

      The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the loans sold to the Master Trust and 2.0% to 3.0% for the principal amount of the loans subsequently sold to the Permanent Securitizations, which typically offsets actual servicing expenses incurred by the Company. This income is recognized when earned. Servicing income for the years ended December 31, 1999, 1998, and 1997 was $5.7 million, $6.4 million and $3.4, respectively. The decrease in servicing income in 1999 as compared to 1998 was attributable to the decrease in the outstanding Servicing Portfolio balance during the year ended December 31, 1999.

Other Income

      Other income consists of interest income on cash investments (including the Cash Spread Accounts), other income and finance charges earned. The other income for the years ended December 31, 1999, 1998 and 1997 was $2.1 million, $2.8 million and $1.0, respectively. The decrease in other income in 1999 as compared to 1998, was primarily the result of a decrease in operating cash invested in money market accounts. The increase in other income in 1998 as compared to 1997 was primarily attributable to interest earned on the outstanding cash spread account balances and operating cash invested in money market accounts.

Total Expenses

      The Company reported total expenses for the years ended December 31, 1999, 1998 and 1997 of $25.1 million, $29.3 million and $21.9 million, respectively. These expenses consisted primarily of interest expense on long-term indebtedness, including the Company's Senior Subordinated Notes, salaries and employee benefits, servicing expenses and direct loan acquisition expenses. Total expenses, as a percentage of the average principal balance of the Servicing Portfolio, decreased from 13.1% as of December 31, 1998 to 12.9% as of December 31, 1999.

         Total servicing expenses for the years ended December 31, 1999, 1998 and 1997 were $3.3 million, $6.3 million and $5.9 million, respectively. Servicing expenses were significantly lower during the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to the Company incurring both internal servicing expenses and external servicing expenses paid as fees to an outside servicer in 1998 during a transitional phase during which the Company implemented a transition from the outside servicer to in-house servicing. Such transition period, occurred through the conversion date of June 19, 1998. Additionally, the Company further reduced its servicing expense structure during the year ended December 31, 1999. The Company's Servicing Portfolio decreased from a $226.8 million Servicing Portfolio, representing 20,886 outstanding loans as of December 31, 1997, to a $211.8 million Servicing Portfolio, representing 21,795 outstanding loans, as of December 31, 1998 and a $180.7 million Servicing Portfolio, representing 19,526 outstanding loans, as of December 31, 1999.

      Interest expense for the years ended December 31, 1999, 1998 and 1997 was $8.5 million, $8.4 million and $1.6 million, respectively. The increase in interest expense for each year resulted from the increasing outstanding long-term debt balances of the Company, including in particular the Senior Subordinated Notes.

      Salaries and employee benefits for the years ended December 31, 1999, 1998 and 1997 were approximately $5.1 million, $7.7 million and $6.3 million, respectively. These expenses were lower during the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to the Company reducing its staffing levels during the year ended December 31, 1999. During the year ended December 31, 1998, the Company incurred duplicative salaries and benefits expenses associated with its servicing conversion and phased move of sales, originations and corporate support staff from Boca Raton, Florida to Jacksonville, Florida. The increase in expense in 1998 as compared to 1997 resulted from the increase in the number of full-time employees, from 90 as of December 31, 1997 to 159 as of December 31, 1998. These expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company.

      Direct loan acquisition expenses for the years ended December 31, 1999, 1998 and 1997 were $.9 million, $1.5 million and $3.6 million, respectively. These expenses consisted primarily of Dealer incentive payments, fees paid to Strategic Alliance partners, broker fees, credit information fees and telephone expenses. The expenses declined primarily as a result of the decrease in the volume of loans acquired by the Company for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and the cessation of the First Union Strategic Alliance in April 1999.

      Other operating expenses for the years ended December 31, 1999, 1998, and 1997 were $5.6 million, $4.5 million and $3.6 million, respectively. These expenses consisted primarily of telecommunications, travel, professional fees, insurance expenses, MIS expenses, incremental rent and travel. Additionally, other expenses include an adjustment to reflect a cumulative change in accounting principle. Balances representing $474,144 of start-up costs were written off in accordance with adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" for the year ended December 31, 1998. These costs had been capitalized in conjunction with the Company establishing its servicing center facility in Jacksonville, Florida.

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

      The following table summarizes the Company's loan loss experience:

                                                                               As of December 31
                                                            ---------------------------------------------------------
                                                               1999           1998            1997            1996
                                                            ---------       ---------       ---------       ---------
                                                                             (dollars in thousands)
Average Servicing Portfolio during period .............     $ 194,485       $ 219,266       $ 158,737       $  69,025
                                                            =========       =========       =========       =========

Gross charge-off ......................................        27,171          28,852          17,355           6,313
Liquidation proceeds from repossessed assets ..........       (12,679)        (11,633)         (7,294)         (3,435)
                                                            ---------       ---------       ---------       ---------
Net charge-off ........................................     $  14,492       $  17,219       $  10,061       $   2,878
                                                            =========       =========       =========       =========
Net charge-off as a percentage of average Servicing
    Portfolio .........................................          7.45%           7.85%           6.34%           4.17%
                                                            =========       =========       =========       =========

      During June 1998, the Company converted its Servicing Portfolio computer data from its outside servicer's computer system to an internal system. As a result, since October 1998 the Company has been performing all collection functions with respect to its Servicing Portfolio. After conversion, the Company experienced an increase in the delinquency of its portfolio that occurred in or about August 1998. Since initiating collections on its own internal servicing system in June 1998, the resulting percentage of the outstanding principal balance of loans that were more than 30 days past due decreased to approximately 7.65% of the Company's Servicing Portfolio as of December 31, 1998, from a high of 11.5% as of July 31, 1998, and was approximately 8.73% as of December 31, 1999. The increase of delinquencies as a percentage of the outstanding principal balance of the Servicing Portfolio in 1999 was primarily due to the decrease of the size of the Servicing Portfolio compared to 1998.

      The securitization income the Company recognizes from the sale of loans to the Master Trust, and the cash flow from its securitizations are substantially dependent on the Servicing Portfolio's delinquency and loss performance. Increase in delinquencies and losses may result in: (i) increased capital and/or credit enhancement requirements for securitizations; (ii) reductions in cash flow to the Company; and (iii) violations of Permanent Securitization performance tests. Consequently, the Company's failure to effectively service and collect the Servicing Portfolio could have a material adverse effect on the Company's financial condition, results of operations and cash flows. See Note 3 to the Financial Statements - Retained Interest in Securitizations.

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

                                                                          As of December 31,
                                                            ----------------------------------------------
                                                              1999        1998          1997       1996
                                                            -------      -------      -------      -------
                                                                         (dollars in thousands)
Period of delinquency
   31 to 60 days ......................................     $ 9,062      $10,577      $14,316      $ 6,104
   61 to 90 days ......................................       3,347        3,160        3,458        1,596
   91 days or more ....................................       3,672        2,452        4,343          487
                                                            -------      -------      -------      -------
Total delinquencies (1) ...............................     $16,081      $16,189      $22,117      $ 8,187
                                                            =======      =======      =======      =======
Total delinquencies as a percentage of the
   Servicing Portfolio ................................        8.73%        7.65%        9.75%        7.95%
Principal balance of loans related to repossession
   inventory ..........................................     $ 3,121      $ 3,692      $ 4,935      $ 2,266
Repossession inventory as a percentage of the
   Servicing Portfolio ................................        1.70%        1.74%        2.18%        2.20%

   (1) Total delinquencies include loans delinquent in payments more than thirty days, loans in bankruptcy, and loans related to repossession inventory.

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

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The following table summarizes the vintage static pools of the Company's Servicing Portfolio for all loans purchased by the Company from inception through the period ending December 31, 1999, and includes loss data through December 31, 1999:


      4Q 94      1Q 95      2Q 95     3Q 95     4Q 95     1Q 96    2Q 96     3Q 96     4Q 96     1Q 97
      -----      -----      -----     -----     -----     -----    -----     -----     -----     -----
1     0.00%      0.00%      0.00%     0.00%     0.00%     0.00%    0.00%     0.00%     0.00%     0.00%
2     0.00%      0.00%      0.00%     0.00%     0.00%     0.00%    0.00%     0.00%     0.00%     0.00%
3     0.00%      0.00%      0.00%     0.06%     0.05%     0.00%    0.00%     0.04%     0.00%     0.00%
4     0.05%      0.04%      0.00%     0.14%     0.25%     0.09%    0.03%     0.04%     0.01%     0.04%
5     0.31%      0.14%      0.29%     0.41%     0.48%     0.26%    0.28%     0.33%     0.08%     0.25%
6     0.47%      0.30%      0.92%     0.80%     0.86%     0.49%    0.62%     0.70%     0.69%     0.70%
7     0.51%      0.71%      1.62%     1.64%     1.27%     0.90%    1.10%     1.18%     1.25%     1.43%
8     1.08%      1.25%      2.05%     2.02%     1.69%     1.23%    2.06%     1.71%     1.85%     1.94%
9     1.36%      1.55%      2.39%     2.42%     2.21%     1.95%    2.70%     2.68%     2.50%     2.60%
10    1.75%      2.13%      2.72%     2.60%     2.46%     2.14%    3.37%     3.31%     3.27%     3.08%
11    1.75%      2.52%      3.30%     3.02%     2.84%     2.72%    4.29%     3.88%     3.77%     3.51%
12    3.12%      3.09%      3.44%     3.58%     3.33%     3.26%    5.20%     4.34%     4.12%     3.87%
13    3.21%      3.64%      3.71%     3.92%     3.97%     3.72%    5.55%     5.08%     4.57%     4.49%
14    3.80%      4.04%      4.21%     4.04%     4.28%     4.18%    6.13%     5.53%     4.97%     5.08%
15    4.45%      4.25%      4.31%     4.51%     5.07%     4.90%    6.52%     6.01%     5.46%     5.65%
16    4.55%      4.34%      4.53%     4.88%     5.09%     5.11%    6.78%     6.57%     5.94%     6.34%
17    4.91%      4.88%      4.92%     5.27%     5.65%     6.16%    7.16%     6.87%     6.40%     6.82%
18    4.91%      4.98%      5.54%     5.62%     5.96%     6.59%    7.67%     7.35%     7.17%     7.39%
19    5.05%      5.28%      5.96%     6.16%     6.61%     7.01%    8.00%     8.14%     7.78%     7.79%
20    5.05%      5.80%      6.18%     6.63%     6.78%     7.28%    8.14%     8.59%     8.25%     8.05%
21    5.79%      6.03%      6.55%     6.75%     7.15%     7.56%    8.66%     9.12%     8.66%     8.40%
22    5.79%      6.33%      7.33%     6.88%     7.42%     8.00%    9.09%     9.75%     9.05%     8.78%
23    6.20%      6.62%      7.88%     7.44%     7.99%     8.25%    9.81%     10.03%    9.23%     9.28%
24    6.80%      6.91%      8.30%     7.93%     8.21%     8.41%    10.17%    10.36%    9.43%     9.68%
25    6.99%      7.48%      8.59%     8.37%     8.46%     8.67%    10.68%    10.88%    9.67%     10.12%
26    7.49%      7.58%      8.73%     8.54%     8.77%     9.01%    11.22%    11.13%    10.02%    10.52%
27    8.06%      8.20%      9.16%     8.70%     8.98%     9.36%    11.50%    11.40%    10.35%    10.83%
28    8.23%      8.76%      9.34%     8.82%     9.35%     9.57%    11.61%    11.72%    10.80%    11.36%
29    9.07%      9.49%      9.36%     8.89%     9.97%     9.84%    11.71%    11.86%    11.25%    11.68%
30    9.17%      9.54%      9.39%     9.21%     10.16%    10.09%   11.88%    12.19%    11.42%    12.18%
31    9.71%      9.81%      9.82%     9.84%     10.61%    10.37%   12.56%    12.34%    11.78%    12.52%
32    9.99%      9.97%      9.82%     10.11%    10.74%    10.48%   12.77%    12.58%    11.94%    12.81%
33    10.47%     10.07%     10.11%    10.26%    11.09%    10.61%   12.85%    12.72%    12.19%    13.06%
34    11.44%     10.12%     10.52%    10.67%    11.28%    10.83%   13.10%    12.93%    12.48%    13.25%
35    11.48%     10.31%     10.58%    10.85%    11.33%    11.09%   13.38%    13.14%    12.75%
36    11.81%     10.55%     10.76%    10.89%    11.51%    11.20%   13.51%    13.37%    13.00%
37    11.86%     10.83%     10.88%    11.15%    11.70%    11.37%   13.77%    13.60%    13.21%
38    11.86%     11.01%     11.06%    11.22%    11.85%    11.50%   14.15%    13.76%
39    12.37%     11.19%     11.13%    11.37%    11.94%    11.79%   14.29%    13.95%
40    12.42%     11.47%     11.19%    11.46%    11.97%    11.88%   14.57%    14.11%
41    12.42%     11.62%     11.25%    11.78%    12.01%    11.99%   14.70%
42    12.57%     11.95%     11.30%    11.87%    12.08%    12.17%   14.80%
43    12.57%     12.00%     11.49%    12.01%    12.32%    12.34%   14.86%
44    12.71%     12.04%     11.54%    12.08%    12.39%    12.43%
45    12.71%     12.08%     11.75%    12.24%    12.46%    12.52%
46    12.75%     12.12%     11.82%    12.26%    12.50%    12.57%
47    12.79%     12.18%     12.04%    12.35%    12.55%
48    12.97%     12.28%     12.09%    12.42%    12.55%
49    12.97%     12.28%     12.09%    12.42%    12.63%
50    13.10%     12.28%     12.09%    12.45%
51    13.10%     12.45%     12.16%    12.57%
52    13.15%     12.52%     12.28%    12.66%
53    13.15%     12.65%     12.36%
54    13.15%     12.66%     12.36%
55    13.15%     12.68%     12.36%
56    13.15%     12.69%
57    13.17%     12.69%
58    13.18%     12.73%
59    13.38%
60    13.43%

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                December 31, 1999

     2Q 97     3Q 97     4Q 97    1Q 98   2Q 98    3Q 98    4Q 98    1Q 99   2Q 99    3Q 99    4Q 99
     -----     -----     -----    -----   -----    -----    -----    -----   -----    -----    -----
1    0.00%     0.00%     0.00%    0.00%   0.00%    0.00%    0.00%    0.00%   0.00%    0.00%    0.00%
2    0.00%     0.00%     0.00%    0.00%   0.00%    0.00%    0.00%    0.00%   0.00%    0.00%
3    0.00%     0.02%     0.00%    0.00%   0.00%    0.00%    0.00%    0.00%   0.00%    0.01%
4    0.22%     0.04%     0.01%    0.02%   0.00%    0.00%    0.07%    0.00%   0.18%    0.10%
5    0.66%     0.18%     0.14%    0.08%   0.13%    0.01%    0.16%    0.08%   0.47%
6    1.31%     0.42%     0.42%    0.29%   0.35%    0.81%    0.56%    0.46%   0.82%
7    2.11%     0.88%     0.74%    0.61%   0.65%    0.97%    0.99%    0.93%   1.39%
8    2.56%     1.21%     1.29%    0.84%   0.82%    2.10%    1.41%    1.19%
9    2.99%     1.60%     1.68%    1.16%   1.62%    2.40%    1.86%    1.51%
10   3.71%     2.30%     2.09%    1.78%   2.03%    2.79%    2.09%    2.02%
11   4.28%     2.78%     2.41%    2.28%   2.76%    3.20%    2.20%
12   5.05%     3.45%     2.76%    2.76%   3.09%    4.06%    2.93%
13   5.91%     3.87%     3.25%    3.25%   3.83%    4.26%    3.10%
14   6.50%     4.18%     3.68%    3.67%   4.39%    4.45%
15   6.96%     4.54%     4.14%    4.24%   5.09%    4.69%
16   7.42%     5.24%     4.68%    4.83%   5.56%    5.55%
17   7.63%     5.74%     5.02%    5.13%   6.06%
18   7.93%     6.28%     5.42%    5.57%   6.55%
19   8.48%     6.91%     5.93%    6.01%   7.00%
20   9.01%     7.45%     6.28%    6.48%
21   9.28%     7.88%     6.84%    6.77%
22   9.73%     8.40%     7.19%    7.09%
23   10.00%    8.73%     7.47%
24   10.31%    9.12%     7.75%
25   10.79%    9.55%     8.06%
26   11.04%    9.97%
27   11.35%    10.25%
28   11.75%    10.45%
29   12.05%
30   12.40%
31   12.72%

LIQUIDITY AND CAPITAL RESOURCES

    General

      Since inception, the Company has funded its operations and the growth of its loan purchasing activities primarily through five sources of capital: (i) proceeds from securitization transactions; (ii) cash flows from servicing fees;
(iii) proceeds from the issuance of indebtedness; (iv) capital contributions of certain affiliates of the Company; and (v) proceeds from the Company's Initial Public Offering and subsequent private sales of Common Stock. On February 4, 2000, the Company entered into the Nuvell Agreements whereby the Company, with funds made available by Nuvell, originates loans exclusively for the benefit of Nuvell. See Note 14 of Notes to Financial Statements - Subsequent Events.

      Under the Nuvell Flow Program, loan originations are funded with capital provided by Nuvell. Prior to implementation of the Nuvell Flow Program, the Company's primary uses of cash were to fund: (i) Spread Accounts; (ii) securitizations; (iii) loan purchases; (iv) debt service; (v) issuance costs of asset securitizations; and (vi) operating expenses.

      Net cash used in operating activities decreased by $24.2 million to $9.6 million for year ended December 31, 1999 from $33.8 million for the year ended December 31, 1998, principally due to reduced origination volume and a resulting reduction in credit enhancement requirements of the Company's securitization facilities, release of previously trapped excess cash spread from the trusts under agreements with FSA, reduction in interest paid on Senior Subordinated Notes (See Note 5 of Notes to Financial Statements - Comprehensive Financial Restructuring) and the reduced net loss from operations as discussed in "Results of Operations".

      Net cash used in investing activities was $908,000 and $1.5 million in fiscal year 1999 and 1998. This cash was principally related to purchases of furniture and equipment for the Company's service center in 1999 and 1998.

      Net cash provided by financing activities decreased by $13.9 million to $4.5 million for the year ended December 31, 1999 from $18.4 million for the year ended December 31, 1998. Net cash provided by financing activities for the year ended December 31, 1998 was primarily the result of the proceeds received from the March Private Placement of $20 million of Senior Subordinated Notes.

      During the year ended December 31, 1999, the Company was required to maintain a minimum equity position in the Master Trust of 19.0% to 24.0% of the net serviced receivables or 3.0 times net losses, whichever was greater. This minimum equity position consists of cash invested by the Company and over-collateralization in the form of the Company owning certain interests in the principal balance of loans. As of December 31, 1999, the Company had a 25.71% equity investment in the Master Trust.

      As of December 31, 1999, the Company retained approximately $35.1 million of Retained Interest in Securitizations, representing 72% of the total assets of the Company. The value of these assets, representing the net present value of future cash flows to the Company, would be reduced in the event of a future material increase in loan losses or prepayment experience relative to the amounts previously estimated by the Company.

      As of December 31, 1999, the principal amount owed by the Company on the Senior Subordinated Notes was $61.7 million and the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.2 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at 11.875% per annum until December 22, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly. See Note 4 of the Notes to Financial Statements
- Debt for further discussion of the Company's various debt facilities. See also
Note 5 of the Notes to Financial Statements - Comprehensive Financial Restructuring.

SENIOR SUBORDINATED NOTES

       On April 7, 1999, the Company completed a comprehensive financial restructuring (the "Restructuring"), including its Senior Subordinated Notes and resolved certain other issues with its Senior Subordinated Noteholders. More specifically, the agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the elimination of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Assets Covenant"); the first quarterly measurement period for this covenant began as of the quarter ending September 30, 1999; (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes

(and the interest on such interest) through the issuance of the Convertible Senior Subordinated Notes; (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company; (6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment of an additional 1,178,571 shares of additional Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to designate three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board.

First Union

       Until termination of funding availability under the Master Trust Securitization Credit Facility on February 23, 2000 (See Note 14 of Notes to Financial Statements - Subsequent Events) the Company sold loans that it had purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sold the loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. The Master Trust has issued two classes of investor certificates: "Class B Certificates," which were variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B Certificates, deposits of funds to a restricted cash account as a reserve for future loan losses which provided additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union owned 100% of the outstanding Class B Certificates until paid in full on April 5, 2000 (See Note 14 of the Financial Statements - Subsequent Events). Collectively, the restricted cash account and the Class C Certificate portion of loan principal (Over-Collateralization Accounts, which are held by the Company) that collateralize the Master Trust are the components of the Spread Accounts. The Spread Accounts and ESRs are reflected collectively on the balance sheet as "Retained Interest in Securitizations."

       Periodically the Master Trust transferred loans and Spread Account balances to Permanent Securitizations in exchange for cash, which was used to repay the Class B Certificates. Debt securities representing interests in the Permanent Securitizations were sold to third-party investors, who are repaid from cash flows from the loan receivables in the applicable Permanent Securitization. Excess Spread Receivables and return of Spread Accounts attributable to such loans flow from the Permanent Securitization to the Company to the extent such funds are available. Pursuant to the Restructuring described above, the Company entered into several loan facilities and arrangements with First Union. As described in Note 5 of Notes to Financial Statements - Comprehensive Financial Restructuring, the restructured agreements with First Union provided for and include, among other things: (1) the extension of the Company's warehouse line for an additional two years (through March 31, 2001) and an increase in the amount the Company may borrow under such facility from $75 million to $85 million; (2) the commitment by First Union to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's securitizations; and (3) a revolving credit facility enabling the Company to borrow up to $8 million for working capital purposes secured by the Company's Retained Interest in Securitizations.

      On February 22, 2000, Funding Trust II, defaulted on its obligation to deposit approximately $5 million in cash collateral to the Master Trust Over-Collateralization Account, as required under the Master Trust Securitization Credit Facility, thereby giving rise to First Union's decision to terminate future funding availability under the facility and to commence amortizing the outstanding amounts owed to First Union under the facility.

      In conjunction with such default, First Union agreed to waive until April 21, 2000 certain rights to liquidate the portfolio of approximately $58.9 million of auto loans that secure its loans to Funding Trust II, thereby permitting the Company time to pursue various strategic options, including a sale of such portfolio. On March 30, 2000, Funding Trust II, as Seller, the Company, as Guarantor, and Nuvell entered into the Sale Agreement whereby a substantial number of the loans previously sold to the Master Trust under the Master Trust Securitization Credit Facility in the approximate amount of $47 million were sold by Funding Trust II to Nuvell after such loans had been acquired by Funding Trust II from the Master Trust by an Assignment Agreement dated as of April 5, 2000. The Company, pursuant to the Sale Agreement, will retain servicing of substantially all of such loans under the terms and provisions of the Servicing Agreement. Approximately $43.9 million of the proceeds from the sale of such loans were then used to pay in full the Class B Certificates held by First Union. (See Note 4) The Company anticipates to receive additional cash from the transaction and release of funds previously required to be held in reserve of approximately $6.0 million, which will be used for general corporate purposes, including the possible payment of certain of the debt of the Company. In related developments, First Union terminated its commitment to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's future Permanent Securitizations and converted to a 48 month term loan (requiring equal monthly principal payments) of $2.5 million outstanding under a revolving working capital facility secured by the Company's ERSs. See Note 14 of Notes to Financial Statements - Subsequent Events

FSA

      The Company's future liquidity and financial condition, and its ability to finance the growth of its business and to repay or refinance its indebtedness, will depend substantially on distributions of excess cash flow from the Permanent Securitization trusts and the extension of the Nuvell Agreements which require the mutual consent of both parties (See Note 14 of Notes to Financial Statements - Subsequent Events). The Company's agreements with FSA provide that each Permanent Securitization trust must maintain specified levels of cash in its Cash Spread Account during the life of the trust. These spread accounts were funded initially out of beginning deposits and are funded thereafter with excess cash flow from the loan pool. During each month, excess cash flow available to the Company from all Permanent Securitization trusts is first used to replenish any Cash Spread Account deficiencies and then is distributed to the Company. The timing and amount of distributions of excess cash from securitization trusts varies based on a number of factors, including loan delinquencies, defaults and net losses, the rate of disposition of repossession inventory and recovery rates, the age of loans in the portfolio, prepayment experience and required spread account levels.

      Under the financing structures the Company used for its Permanent Securitizations, certain excess cash flows generated by the loans are retained in the Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Accounts can vary depending on each transaction, the Company's agreements with FSA generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and an interest in the principal balance of the loans in the trust (the "Over-Collateralization Accounts"), have been attained and/or the delinquency or losses related to the loans in the pool are below certain predetermined levels.

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

      Pursuant to the Restructuring, certain of the terms of the insurance guarantee arrangements with FSA were modified. The agreements and transactions with FSA provide for and include, among other things: (1) the resetting of the cash spread accounts in each of the Company's then existing term asset-backed securitizations that have been guaranteed by FSA to 11% of the outstanding principal balance of the receivables in each of such securitizations for the remaining term of such securitizations; (2) the elimination of all portfolio performance maintenance requirements that, if otherwise violated, would have resulted in the trapping of cash flows to over fund such cash spread accounts;
(3) the resetting of the portfolio performance requirements that, if violated, would constitute a default under the insurance guaranty agreements issued by FSA, to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations; and (4) waiver of all past breaches and defaults of portfolio performance requirements, the result of which is to enable the Company to resume the receipt of excess cash flow under each of the Company's term asset-backed securitizations guaranteed by FSA. As a result of amended agreements with FSA entered into on April 7, 1999, going forward the Company will be subject to only Insurance Agreement default tests as shown below. The following table shows the performance tests (three month rolling average) as of December 31, 1999:

           Delinquency Test        Default Test           Loss Test
         -------------------   -------------------   -------------------
         Actual    Insurance   Actual    Insurance   Actual    Insurance
         ------    ---------   ------    ---------   ------    ---------
95-1      9.55%     12.00%     12.05%     25.00%     11.47%     14.00%
96-1     10.02%     12.00%     12.59%     25.00%     10.56%     14.00%
97-1     11.13%     12.00%     15.97%     25.00%     10.44%     14.00%
98-1      9.84 %    12.00%     15.69%     25.00%     10.07%     13.00%
99-1      6.30%     12.00%      8.00%     25.00%      2.30%     13.00%

      The Company's right to service the loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such loans and receive related servicing fees. Additionally, there can be no assurance that there will not be additional Insurance Agreement Events of Default in the future, or, if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from

Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 5 of the Notes to Financial Statements - Comprehensive Financial Restructuring.

      The Company as servicer, is required per the trust agreements to have the books and records of the trusts audited on or before March 30, 2000. The Company anticipates the audit to be completed in the near future and does not anticipate problems stemming from the late filing.

Going Concern

      The Company has suffered significant losses from operations during 1999, 1998 and 1997, has a capital deficiency as of December 31, 1999 and its Master Securitization Credit Facility has been terminated. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the following paragraphs.

      While the Company's business has historically required substantial cash to support the funding of Cash Spread Accounts for its securitizations, issuance costs of its securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of loans purchased, securitized, and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities. The Company's current business strategy for future growth is to focus on originating loans for other consumer finance companies, such as Nuvell, on a service retained basis in return for both origination and servicing fee income, rather than dedicating capital resources, particularly cash, to originate loans for its own account and/or in anticipation of engaging in periodic asset-backed securitization transactions.

      In furtherance of such strategy, on February 4, 2000, the Company entered into the Nuvell Agreements whereby the Company, in return for origination fees, has agreed to originate non-prime retail motor vehicle installment sale loans exclusively for the account of Nuvell. The Company retains servicing of all such loans in return for servicing fees, for the term of the Nuvell Agreements and any extension thereof. The Company originates and services loans under the Nuvell Flow Program in the same manner as it has historically conducted its business operations.

      The Nuvell Agreements, initially scheduled to expire on May 31,, 2000, were renewed and extended through December 31, 2000, by the mutual consent of both the Company and Nuvell. During the course of negotiating the Nuvell Agreements, the Company and Nuvell had, and continue to have very preliminary and limited discussions regarding the potential acquisition by Nuvell of the operational assets of the Company and its personnel including, in particular, the assets and personnel comprising the Company's loan origination and servicing capabilities, but there can be no assurance that such discussions will continue or if they do continue, that they will lead to a transaction. In the event that the Nuvell Agreements are not renewed or that no other transaction arises between Nuvell and the Company, the Company will immediately seek to enter into relationships similar to those represented by the Nuvell Flow Program with other third-party auto finance companies.

      Further, pursuant to the Company's current business strategy, the Company projects over the next 12 months an increase in cash flow over 1999. The Company projects through the Nuvell Flow Program and scheduled cash releases from the Retained Interest in Securitizations, sufficient cash flow to operate over the next twelve months. Although there can be no assurance that the Company will successfully execute this business plan, both the Nuvell Flow Program and the business plan were designed and implemented to enable the Company, among other things, to increase its cash flow and further stabilize its financial condition.

      In conjunction with the Company's comprehensive financial restructuring, the Senior Subordinated Noteholders waived the previously existing Net Worth Covenant and established the Return on Assets Covenant requiring that, on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the first quarterly measurement period (the "Measurement Period") for such covenant began as of the quarter ended September 30, 1999). The Company failed to comply with the Return on Assets Covenant for the Measurement Periods ended September 31, 1999 and December 31, 1999. The Senior Subordinated Noteholders waived compliance with such covenant for both Measurement Periods. As a result of the Company's adoption of a new business plan as implemented by the Nuvell Flow Program, the Company anticipates that it will fail to comply with such covenant for future Measurement Periods. The Company expects, but can give no assurance, that the Senior Subordinated Noteholders will continue to waive compliance with such covenant for future Measurement Periods.

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

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 as delayed by SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The SFAS is effective for periods beginning after June 15, 2000, and is not expected to have a significant impact on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS.

                                                                                                       Page
                                                                                                       ----
Reports of Independent Certified Public Accountants .............................................       32

Balance Sheets as of December 31, 1999 and 1998..................................................       34

Statements of Operations For the Years Ended December 31, 1999, 1998 and 1997....................       35

Statements of Stockholders' Equity (Capital Deficit) For the Years Ended December 31, 1999, 1998
    and 1997.....................................................................................       36

Statements of Cash Flows For the Years Ended December 31, 1999, 1998 and 1997....................       38

Notes to Financial Statements....................................................................       40

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





National Auto Finance Company, Inc.

Jacksonville, Florida



We have audited the accompanying balance sheets of National Auto Finance Company, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity (capital deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Auto Finance Company, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, in 1999 and 1998 the Company suffered a loss from operations, and has a capital deficiency. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



West Palm Beach, Florida                                   BDO SEIDMAN LLP
April 7, 2000

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


                                                   /s/ KPMG LLP


April 15, 1998

                      NATIONAL AUTO FINANCE COMPANY, INC.
                                 BALANCE SHEETS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)



                                                                                     1999          1998
                                                                                   --------      --------
ASSETS:

Cash and cash equivalents                                                          $  3,576      $  9,540
Retained interest in securitizations, at estimated fair value (Note 3)               35,058        34,117
Furniture, fixtures and equipment, net of accumulated
     depreciation of $1,872 and $1,065                                                3,377         3,277
Deferred financing costs                                                              4,117         2,759
Other assets                                                                          2,648         1,039
                                                                                   --------      --------
    Total assets                                                                   $ 48,776      $ 50,732
                                                                                   ========      ========

LIABILITIES:

Accounts payable and accrued expenses                                              $  1,357      $  2,444
Accrued interest payable-related parties                                                986           117
Junior Subordinated Notes-related parties (Note 13)                                   2,181         1,940
Senior Subordinated Notes (Note 4)                                                   56,395        53,578
Notes payable (Note 4)                                                                3,562         1,017
                                                                                   --------      --------
    Total liabilities                                                                64,481        59,096
                                                                                   --------      --------

COMMITMENTS AND CONTINGENCIES (Note 8)

MANDATORILY REDEEMABLE PREFERRED STOCK series A-$0.01 par value; $1,000 stated
  value; 1,000,000 shares authorized; 2,295 shares
    outstanding; redeemable in January 2005, stated at
    redemption value (Note 6)                                                         2,576         2,415

CAPITAL DEFICIT:
Common Stock -$0.01 par value; 44,000,000 shares authorized;
    17,280,762 and 9,030,762 shares outstanding, respectively (Note 6)                  173            90
Paid-in-capital                                                                      38,246        36,261
Accumulated deficit                                                                 (56,700)      (47,130)
                                                                                   --------      --------
    Total capital deficit                                                           (18,281)      (10,779)
                                                                                   --------      --------
    Total liabilities, mandatorily redeemable preferred stock and
      capital deficit                                                              $ 48,776      $ 50,732
                                                                                   ========      ========



See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  1999          1998          1997
                                                                --------      --------      --------
REVENUE:
   Securitization related income (loss) (Note 3)                $  7,630      $(13,531)     $   (323)
   Servicing income                                                5,719         6,424         3,437
   Interest income                                                 1,443         2,399           817
   Other income                                                      716           377           214
                                                                --------      --------      --------
     Total revenue                                                15,508        (4,331)        4,145
                                                                --------      --------      --------
EXPENSES:
   Servicing                                                       3,285         6,262         5,944
   Interest                                                        8,489         8,417         1,638
   Salaries and employee benefits                                  5,087         7,705         6,346
   Direct loan acquisition expenses                                  914         1,520         3,591
   Depreciation and amortization                                   1,679           802           743
   Other operating expenses (Note 7)                               5,624         4,544         3,602
                                                                --------      --------      --------
     Total expenses                                               25,078        29,250        21,864
                                                                --------      --------      --------
Loss before extraordinary item                                    (9,570)      (33,581)      (17,719)
Extraordinary loss due to early extinguishment of debt                --            --          (720)
                                                                --------      --------      --------
Net loss before preferred stock dividends                         (9,570)      (33,581)      (18,439)
Preferred stock dividends                                           (160)         (160)         (148)
                                                                --------      --------      --------
Net loss applicable to Common Stockholders                      $ (9,730)     $(33,741)     $(18,587)
                                                                ========      ========      ========

PER SHARE DATA: (NOTE 2)
Loss per common share before extraordinary item - basic and
   diluted                                                      $   (.64)     $  (3.73)     $  (2.52)
Extraordinary loss
                                                                      --            --         (0.10)
                                                                --------      --------      --------
Loss per common share- basic and diluted                        $   (.64)     $  (3.73)     $  (2.62)
                                                                ========      ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted                                                 15,111         9,031         7,087
                                                                ========      ========      ========

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                   Equity of
                                                           Common       Paid-in    Accumulated    Predecessor
                                                           Stock        Capital      Deficit         Entity          Total
                                                          --------     --------    -----------    -----------       --------
Balance as of December 31, 1996                           $     --     $     --      $     --      $  9,551         $  9,551
      Net income from January 1, 1997
       through reorganization on January 29, 1997                                                       526              526
      Assets retained by partnership                            --           --            --           (31)             (31)
                                                          --------     --------      --------      --------         --------

Balance as of January 29, 1997                                  --           --            --        10,046           10,046

Exchange of predecessor equity for Common Stock
    in connection with reorganization on
    January 29, 1997 (Note 1)                                   42        7,709            --       (10,046)(1)       (2,295)

Deferred income taxes recorded in connection
    with reorganization                                         --       (5,416)           --            --           (5,416)

Issuance of 496,000 shares of Common Stock in
    exchange for deferred interest on Senior
    Subordinated Notes (Note 4)                                  5          164            --            --              169

Issuance of 2,300,000 shares of Common Stock
    in initial public offering, net of costs (Note 1)           23       16,817            --
                                                                                                         --           16,840

Issuance of 100,000 shares of Common Stock to
    Financial Security Assurance Inc. for certain
    waivers relating to Permanent Securitizations                1          699            --            --              700


Issuance of 1,904,762 shares of Common Stock (Note 4)           19        9,138            --            --            9,157

Issuance of 1,038,924 Warrants to purchase
    Common Stock in connection with the
    issuance of Senior Subordinated Notes (Note 4)              --        5,454            --            --            5,454

Dividends on mandatorily redeemable preferred stock             --         (148)           --            --             (148)

Net loss subsequent to reorganization                           --           --       (13,549)           --          (13,549)
                                                          --------     --------      --------      --------         --------

Balance as of December 31, 1997                                 90       34,417       (13,549)           --           20,958


(1) $2,295 of such amount was attributed to mandatorily redeemable preferred stock.


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (CONCLUDED)


                                                                                                           Equity of
                                                              Common       Paid-in      Accumulated      Predecessor
                                                              Stock        Capital        Deficit           Entity         Total
                                                             --------      --------     -----------      -----------     ---------

Issuance of 593,671 Warrants to purchase
      Common Stock in connection with the
      issuance of Senior Subordinated Notes (Note 4)               --         2,004              --              --          2,004

Dividends on mandatorily redeemable preferred stock                --          (160)             --              --           (160)

Net loss for year ending December 31, 1998                         --            --         (33,581)             --        (33,581)
                                                             --------      --------       ---------       ---------      ---------

Balance as of December 31, 1998                                    90        36,261         (47,130)             --        (10,779)

Issuance of 8,250,000 Shares of  Common Stock                      83         2,145              --              --          2,228

Dividends on mandatorily redeemable preferred stock                --          (160)             --              --           (160)

Net loss for year ending December 31, 1999                         --            --          (9,570)             --         (9,570)
                                                             --------      --------       ---------       ---------      ---------

Balance as of December 31, 1999                              $    173      $ 38,246       $ (56,700)      $      --      $ (18,281)
                                                             ========      ========       =========       =========      =========


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)



                                                                               1999            1998           1997
                                                                            ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $  (9,570)      $ (33,581)      $ (18,439)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Securitization related income                                            (7,630)         13,531             323
      Depreciation expense                                                        810             802             223
      Purchases of loans held for sale                                        (67,743)        (95,911)       (187,383)
      Proceeds from transfer of loans to Master Trust                          67,743          95,911         187,383
      Cash flows from Retained Interest released to Company                    16,348          12,160          10,095
      Cash deposits to Spread Accounts                                         (9,658)        (28,329)        (18,564)
      Amortization and write-off of deferred financing costs                      869             567           1,024
      Amortization of Warrants                                                  1,070           1,036              --
      Amortization of deferred placement costs                                     --              --             254
      Changes in other assets and liabilities:
        Other assets                                                           (1,609)            998          (1,516)
        Accounts payable and accrued expenses                                  (1,087)           (998)          1,489
        Accrued interest payable-related parties                                  869              75            (105)
        Accrued interest payable-Senior Subordinated Notes
         and other notes                                                           --              --            (157)
                                                                            ---------       ---------       ---------
Net cash used in operating activities                                          (9,588)        (33,739)        (25,373)
                                                                            ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed assets purchased                                                        (908)         (1,543)         (1,524)
                                                                            ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Junior Subordinated Notes-related parties                        240              --              --
   Principal payments on Junior Subordinated Notes-related parties                 --              --          (5,182)
   Proceeds from notes payable                                                  3,000              81           1,018
   Proceeds from Senior Subordinated Notes                                      1,747          19,031          37,834
   Principal payments on Notes Payable                                           (455)           (677)             --
   Principal payments on Senior Subordinated Notes                                 --              --         (12,000)
   Proceeds from BankBoston revolving credit facility                              --              --           7,996
   Principal payment on BankBoston revolving credit facility                       --              --          (8,000)
   Principal payments on capital leases                                            --              --             (33)
   Payment of Mandatorily Redeemable Preferred Stock dividends                     --             (80)           (107)
   Proceeds from initial public offering                                           --              --          17,615
   Proceeds from issuance of Common Stock, net                                     --              --           9,157
                                                                            ---------       ---------       ---------
Net cash provided by financing activities                                       4,532          18,355          48,298
                                                                            ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                           (5,964)        (16,927)         21,401
Cash and cash equivalents at beginning of year                                  9,540          26,467           5,066
                                                                            ---------       ---------       ---------
Cash and cash equivalents at end of year                                    $   3,576       $   9,540       $  26,467
                                                                            =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                   $   4,580       $   6,921       $   1,656
                                                                            =========       =========       =========



See accompanying notes to the financial statements

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (CONCLUDED)



                                                                                                 1999        1998        1997
                                                                                                ------      ------      ------

NON-CASH FINANCING ACTIVITIES:
   Offering costs deferred in 1997 transferred to paid-in capital in 1998                       $   --      $   --      $  775
   Accrued dividends on mandatorily redeemable preferred stock                                     160         160          41
   Conversion of deferred interest on Senior Subordinated Notes to Common
     Stock and paid-in capital                                                                      --          --         169
   Conversion of predecessor entity capital to Mandatorily Redeemable Preferred Stock               --          --       2,295
   Conversion of predecessor entity capital to Common Stock and
     paid-in capital                                                                                --          --       7,225
   Deferred income taxes from reorganization considered reduction in paid-in capital                --          --       5,416
   Income earned in 1998 prior to reorganization included in
     paid-in capital                                                                                --          --         526
   Issuance of 1,038,924 warrants in conjunction with Senior Subordinated                           --          --       5,454
     Notes considered paid-in-capital
   Issuance of 593,671 warrants in conjunction with Senior Subordinated                             --       2,004          --
     Notes considered paid-in-capital
   Issuance of 8,250,000 Shares of Common Stock to Senior Subordinated
     Noteholders                                                                                 2,228          --          --
   Conversion of accrued interest on Senior Subordinated Notes into
     Senior Subordinated Notes                                                                      --          --       2,689

See accompanying notes to the financial statements

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Organization and Business

           National Auto Finance Company, Inc. (the "Company") is a specialty consumer finance company historically engaged in the business of purchasing, financing, securitizing and servicing loans originated primarily by manufacturer-franchised dealers ("Dealers") in the sale of new and used automobiles. The Company is located in Jacksonville, Florida. Through its loan purchases, the Company provides indirect financing to non-prime consumers ("Consumers"). The Company serves as a source of financing for Dealers, allowing them to sell automobiles to Consumers who otherwise might not qualify under underwriting criteria required by more traditional sources such as commercial banks. On February 4, 2000, the Company entered into the Nuvell Agreements, (See Note 14) whereby the Company agreed to originate loans exclusively for the benefit of Nuvell through the Company's existing Dealer network and immediately, as such loans are accepted and funded by Nuvell, assign such loans to Nuvell. The Company retains servicing of all such loans for the term of the Nuvell Agreements and any extension of such Agreements negotiated between the Company and Nuvell.

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

      (b)  Summary of Significant Accounting Policies


           A description of the significant accounting policies that are followed by the Company is presented below:

                (i)   Principles of Consolidation

                      The financial statements reflect the operations of the National Auto Partnership and subsidiaries for an approximate one-month period of January 1997 and National Auto Finance Company, Inc. and subsidiaries for the eleven months ended December 31,1997. All significant intercompany accounts and transactions have been eliminated in consolidation. As the Company has no subsidiaries as of December 31, 1998 and 1999, such financial statements are not consolidated.

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

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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


                      Until availability of access to funds through the Master Securitization Credit Facility was terminated on February 23, 2000 (see Note 14), loans purchased by the Company were sold on a daily basis in a two-step securitization program as described in Note 3. Gains or losses are recognized (1) upon transfer of loans to the Master Trust based upon the amount of cash received upon transfer of such loans generally equal to the Company's purchase price of the loan and (2) an estimate of the Company's residual interest in the Master Trust (which constitute a portion of Retained Interest in Securitizations). The value of the Company's residual interest in the Master Trust is determined by estimating the fair value of amounts to be received from the Master Trust and the subsequent "Permanent Securitizations."

                      The Retained Interest in Securitizations is classified as a trading security for financial reporting purposes with changes in the estimated fair value either credited or charged to the statement of operations.

                      The Company is aware of a limited market for the purchase or sale of its Overcollateralization Accounts (a portion of its Retained Interest in Securitizations), but is not aware of an active market for the purchase or sale of the other components of its Retained Interest in Securitizations (Excess Spread Receivables ("ESRs") and Cash Spread Accounts) and accordingly, the Company has determined the estimated fair value of the Retained Interest in Securitizations at December 31, 1999 and 1998 by the following process:

                      1. The Company has estimated the timing and amount of cash flows to be received from loans transferred to each securitization trust based upon assumptions relating to estimates of net losses, prepayments and normal principal and interest amortization (cash-in).

                      2. The Company has calculated the timing, amount of the total remaining principal, and interest to be paid to the securitization trusts' investors given the assumptions noted above and the contractual requirements of each securitization trust.

                      3. The Company has estimated the total amount to be paid by each securitization trust for any servicing, insurance and other costs and the timing of such payments.

                      4. The estimated cash payments described in (2) and (3) above have been subtracted from the estimated cash flows to determine the estimated Excess Spread Receivable (ESR) for each month.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                      5. The Company has estimated the required Cash Spread Account balance. See Note 3 for the securitization trusts for each period given the requirements of each trust and the impact of the assumptions noted above. The Company then calculated the amount of Excess Spread Receivable to be added to the Cash Spread Account or the amount of Cash Spread Account to be released to the Company each month.

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

                (vii) Income Taxes

                      Subsequent to the reorganization on January 1997 income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

                (ix)  Servicing

                      Servicing fees are reported as income when earned. Servicing expenses are charged to expense as incurred. External servicing expenses include charges paid to third parties for servicing related charges. Internal servicing expense includes salaries and other costs associated with the Company's service center.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

                (xi)  Reclassifications

                      Certain reclassifications have been made to 1997 and 1998 amounts to conform to the 1999 presentation.

      (c)  New Accounting Pronouncements

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 as delayed by SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The SFAS is effective for periods beginning after June 15, 2000, and is not expected to have a significant impact on the Company's financial statements.

(2)   LOSS PER COMMON SHARE (EPS)

      Loss per common share for 1999 is calculated as follows:

                                                                                  Weighted Average
                                                                                  ----------------
                                                                         Loss          Shares        Per Share
                                                                     (Numerator)    (Denominator)     Amount
                                                                     -----------    -------------    ---------
                                                                      (in thousands, except per share amount)

      Loss before preferred stock dividends                            $ (9,570)         15,111        $ (.63)
      Preferred stock dividends                                            (160)         15,111          (.01)
                                                                       --------                        ------
      Net loss applicable to Common Stockholders                       $ (9,730)         15,111        $ (.64)
                                                                       ========                        ======


      Loss per common share for 1998 is calculated as follows:

                                                                                   Weighted Average
                                                                                   ----------------
                                                                         Loss          Shares        Per Share
                                                                     (Numerator)    (Denominator)     Amount
                                                                     -----------    -------------     ------
                                                                        (in thousands, except per share amount)

      Loss before preferred stock dividends                            $ (33,581)         9,031          (3.71)
      Preferred stock dividends                                             (160)         9,031           (.02)
                                                                       ---------                       -------
      Net loss applicable to Common Stockholders                       $ (33,741)         9,031        $ (3.73)
                                                                       =========                       =======


               Inclusion of 2,402,090 and 388,000 options and 1,632,594 and 1,632,594 warrants outstanding at December 31, 1999 and 1998 respectively, would have an antidilutive effect on the net loss per share for the years ending December 31, 1999 and 1998 for diluted EPS, thus, such Common Stock equivalents are excluded from the calculation.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3)   RETAINED INTEREST IN SECURITIZATIONS

      Retained Interest in Securitizations was $35.1 million and $34.1 million at December 31, 1999 and 1998 respectively. During 1998, the Company reduced the carrying value of Retained Interest in Securitizations by $23.1 million.

      Assumptions used to value the Retained Interests in Securitizations at December 31, 1999 and 1998 were as follows:

                                                                      1999                 1998
                                                                   ---------             --------

           Weighted average cumulative net loss rate                  14.00%              14.00%
           Weighted average cumulative prepayment rate                22.60%              21.40%
           Discount rate                                              14.00%              14.00%
           Level of required Cash Spread Account                   8% to 11%              11.00%
           Rate of interest on Cash Spread Account                     4.90%               4.85%
           Weighted average interest rate on loans                    18.88%              19.35%
           Weighted average yield on bonds and notes
             held by securitization investors                          6.59%               6.12%

           Until termination of capital availability under the Master Trust Securitization Credit Facility on February 23, 2000, (see Note 14) the Company funded loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its loans through daily sales to bankruptcy-remote Master Trust financed by purchases of "B Certificate" interests in such Trust by the First Union Master Trust Securitization Credit Facility, followed by (ii) the transfer of such warehoused loans from time to time by the Master Trust to a Permanent Securitization, thereby creating additional availability of capital from the Master Trust Securitization Credit Facility.

           Until availability of access to funds through the Master Trust Securitization Credit Faculty was terminated on February 23, 2000 (See
      Note 14), the Company sold loans that it purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sold the loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. Prior to payment in full of the Class B Certificates, the Master Trust had issued two classes of investor certificates: "Class B Certificates," which were variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B Certificates, deposits of funds to a restricted cash account as a reserve for future loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust. First Union had owned 100% of the outstanding Class B Certificates and the Company indirectly owns 100% of the Class C Certificates. Collectively, the Cash Spread Accounts and the Class C Certificate portion of loan principal (Over-Collateralization Accounts), are held by the Company to collateralize the Master Trust. The Spread Accounts and Excess Spread Receivables ("ESR") are reflected collectively on the balance sheet as a part of "Retained Interest in Securitizations."

           Periodically the Master Trust transferred loans and Spread Account balances to Permanent Securitizations in exchange for cash, which is used to repay the Class B Certificates. Debt securities representing interests in the Permanent Securitizations are sold to third-party investors, who are repaid from cash flows from the loans in the applicable Permanent Securitization. Excess Spread Receivables and return of Spread Accounts attributable to such loans flow from the Permanent Securitization to the Company to the extent such funds are available.

           In September 1999, the National Auto Finance 1999-1 Trust (the "1999-1 Trust") was formed and the Master Trust refinanced approximately $60 million of its receivables in a private placement of asset-back securities through their transfer by the Master Trust to the 1999-1 Trust, as part of a Permanent Securitization. Securities were issued to Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, The Prudential Insurance Company of America and First Union in the amounts of $10.5 million, $7.9 million, $29.6 million and $3 million, respectively. Payment of principal of, and interest on, the collective $48 million of the securities issued to Prudential related entities in that transaction is insured by a payment guarantee by FSA, and such securities are rated AAA and Aaa by Standards & Poor's Rating Service and Moody's Investor Service, Inc., respectively. The proceeds of that Permanent Securitization transaction were used by the Master Trust to repay a portion of the then outstanding balance of the Class B Certificates.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


      Since such time, the Master Trust had issued additional beneficial interests in loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of loans from the Company. Under the financing structures the Company has used to date for its securitizations, certain excess cash flows generated by the loans are retained in the Cash Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Cash Spread Accounts can vary depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and the Overcollateralization Accounts, have been attained and/or the delinquency or losses related to the loans in the pool are below certain predetermined levels. Additionally, effective as of the Restructuring date (See Note 5 of Notes to Financial Statements - Comprehensive Financial Restructuring), the Company is required to maintain a minimum equity position in the Revolving Securitization of 24.0% of the net serviced receivables in the Master Trust, or 3.0 times net losses, whichever is greater. This minimum equity position currently consists of cash invested by the Company and overcollateralization in the form of the discount from the face amount of a loan at which the Company is willing to purchase the loan from an automobile dealer ("Dealer Discount") related to the principal balance of loans. As of December 31, 1999 and 1998, the Company had a 25.71% and 14.00% minimum equity position investment in the Revolving Securitization. See Note 5. As of February 22, 2000 the Company was in default of the required minimum equity position. See Note 14.

      Since the completion of the Restructuring, under the terms of the Company's insurance agreements with FSA, upon the occurrence of a Permanent Securitization failing to meet portfolio performance tests (an "Insurance Agreement Event of Default"), the Company would be in default under such insurance agreements. Upon an Insurance Agreement Event of Default, FSA may: (i) permanently suspend distributions of cash flow to the Company from the related securitization trust and all other FSA-insured trusts until the asset-backed securities have been paid in full; (ii) capture all excess cash flows from performing FSA-insured trusts; (iii) increase its premiums; and (iv) replace the Company as servicer with respect to all FSA-insured trusts. See Note 5.

      The Company's right to service the loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such loans and receive related servicing fees. Additionally, there can be no assurance that there will not be Insurance Agreement Events of Default in the future, or if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows. See Note 5.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


      During the years ended December 31, 1999, 1998 and 1997 the following activity took place with respect to securitizations:

                                                                           1999           1998            1997
                                                                           ----           ----            -----
                                                                                 (dollars in thousands)

      Principal balance of loans purchased                              $  67,743      $  95,911       $  187,383
                                                                        =========      =========       ==========

      Weighted average coupon rate on loans purchased
      during the period                                                     18.88%         19.35%           19.24%
                                                                        =========      =========       ==========

(4)   DEBT

      Notes payable at December 31, are as follows:

                                                                                 1999       1998
                                                                               -------    -------
                                                                                 (in thousands)
      Revolving $1.5 million line of credit with First Union dated
         August 25, 1997; matures March, 2001; interest payable
         monthly at LIBOR + 2.5% (See Note 13)                                 $   368    $   734

      Revolving $8.0 million credit facility with First Union
      (See Notes 5 and 14)                                                       3,000         --
      Other                                                                        194        283
                                                                               -------    -------
                                                                               $ 3,562    $ 1,017
                                                                               =======    =======

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

      The balance of the Senior Subordinated Notes payable was $56.4 and $53.6 million as of December 31, 1999 and December 31, 1998, respectively. Such amounts are shown net of discounts of $5.3 million and $6.4 million respectively. The principal amount of the aggregate $61.7 million of Senior Subordinated Notes is due in December 2004 and bears interest at 11.875% per annum until December 21, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly.

      Until the completion of the Restructuring (see Note 5), the Company was in violation of the Minimum Consolidated Net Worth and Adjusted Interest Expense covenants contained in the Securities Purchase Agreements pursuant to which it issued the $60,000,000 aggregate principal amount of Senior Subordinated Notes. The Minimum Consolidated Net

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


      Worth covenant required that the Company maintain Consolidated Net Worth (as defined) of not less than (a) $25,890,000 plus (b) on a cumulative basis commencing with the fiscal quarter ending March 31, 1998, 50% of net income (if positive) for each fiscal quarter plus(c) 100% of the net proceeds from any public offering or private placement of Common Stock. The Adjusted Interest Expense covenant required generally that the sum of the Company's Net Income (as defined), Consolidated Total Interest Expense (as defined) and income and franchise taxes divided by its Consolidated Total Interest Expense (as defined) for each period of four fiscal quarters ending December 31, 1997 and thereafter be at least 1.4:1.

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

      See Note 13 for a description of Junior Subordinated Notes.

      Convertible Senior Subordinated Promissory Notes in the principal amount of approximately $900,000 were issued on each of July 1, October 1, 1999 and January 1, 2000 in lieu of the payment of cash interest. See Note 5 for a discussion of the impact of the comprehensive financial restructuring on the Senior Subordinated Debt.

(5)   COMPREHENSIVE FINANCIAL RESTRUCTURING

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

      Senior Subordinated Notes

      The agreements and transactions with the Senior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches of covenants, representations and warranties, if any, made in connection with the Senior Subordinated Notes; (2) the waiving of the previously existing Net Worth Covenant; (3) the establishment of a new covenant requiring that, on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the "Return on Assets Covenant"); the first quarterly measurement period for this covenant begins as of the quarter ending September 30, 1999, (See Note
      15); (4) the granting to the Company of the option to pay during the two-year period ending March 31, 2001 fifty percent (50%) of the interest owed on the Senior Subordinated Notes (and the interest on such interest) through the issuance of additional Senior Subordinated Notes, convertible into Common Stock at the conversion price of $.75 per share (the "Convertible Senior Subordinated Promissory Notes"); (5) the issuance to the Senior Subordinated Noteholders of 7,071,429 shares of Common Stock as consideration for the waivers and amendments granted to the Company; (6) the issuance to those Noteholders that also purchased Common Stock of the Company at the time of their debt investment 1,178,571 additional shares of Common Stock in exchange for the execution and delivery of full and complete releases of any claims arising by virtue of those Noteholders' equity investment; and (7) the execution and delivery of full and complete releases by and among the Company, the Noteholders and affiliates of and other parties related to each of such parties. In addition, the Senior Subordinated Noteholders were granted the right to name three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. The Company capitalized deferred financing costs of $2,227,500 associated with the issuance of the 7,071,429 and 1,178,571 shares issued to the Senior Noteholders. These costs are being amortized over the remaining term of the Senior Subordinated Notes. During 1999, the Company issued approximately $2.7 million of Senior Subordinated Notes in payment of accrued interest (as described in (4) of this paragraph).

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


      First Union

      Until February 22, 2000 (see Note 14) the agreements and transactions with First Union provided for and included, among other things: (1) the extension of the Master Trust warehouse line for an additional two years (through March 31, 2001) and an increase in the amount the

      Master Trust could borrow under such facility from $75 million to $85 million; the interest rate for this facility was established at LIBOR + 1.5%; (2) the commitment by First Union to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's securitizations; the interest rate for this commitment was established at LIBOR + 5%; (3) a revolving credit facility enabling the Company to borrow up to $8 million for working capital purposes, secured by the Company's Residual Interest in Securitizations; the interest rate for this facility was established at LIBOR + 5%; and (4) waiver of violations of certain covenants with respect to the Master Trust, specifically, the covenant that the Master Trust maintain certain interest rate hedging agreements and covenants related to allowable repossession and recovery limits.

      Junior Subordinated Notes

      The agreements and transactions with the Junior Subordinated Noteholders provide for and include, among other things: (1) the waiver of the past defaults and breaches under the Junior Subordinated Notes; (2) the granting to the Company of the option to pay during the period ending January 31, 2002 up to one hundred percent (100%) of the interest owed on the Junior Subordinated Notes (and the interest on such interest) through the issuance of additional

      Junior Subordinated Notes that are convertible into Common Stock at the conversion price of $.75 per share (the "Junior Convertible Subordinated Notes"); (3) the granting to the designees of the Senior Subordinated Noteholders to the Company's Board of Directors an irrevocable proxy to vote the 4,230,000 shares of Common Stock held by National Auto Finance Company, LP (a limited partnership controlled by certain of the Junior Noteholders) in all matters as to which such shares are entitled to vote;
      (4) the execution and delivery of full and complete releases by and among the Company, the Senior Subordinated Noteholders, the Junior Subordinated Noteholders, National Auto Finance Company, LP, their respective officers, directors, affiliates, and other parties related to each of such parties; and (5) the granting of a covenant not to sue in the future by the Junior Subordinated Noteholders, National Auto Finance Company, LP, and affiliates of and other parties related to each of such parties in favor of the Company, the Senior Subordinated Noteholders, their respective officers, directors, affiliates, and other parties related to both such parties.

      FSA

      The agreements and transactions with FSA provide for and include, among other things: (1) the resetting of the cash spread accounts in each of the Company's then existing term asset-backed securitizations that have been guaranteed by FSA to 11% of the outstanding principal balance of the receivables in each of such securitizations for the remaining term of such securitizations; (2) the elimination of all portfolio performance maintenance requirements that, if otherwise violated, would have resulted in the trapping of cash flows to overfund such cash spread accounts; (3) the resetting of the portfolio performance requirements that, if violated, would constitute a default under the insurance guaranty agreements issued by FSA, to levels that are commensurate to the Company's expected future portfolio performance in each of such securitizations; and (4) the waiver of all past breaches and defaults of portfolio performance requirements, the result of which is to enable the Company to resume the receipt of excess cash flow under each of the Company's term asset-backed securitizations that have been guaranteed by FSA. The following table shows the performance tests (three month rolling average) as of December 31, 1999:

                   Delinquency Test        Default Test             Loss Test
                -------------------     -------------------     -------------------
                Actual    Insurance     Actual    Insurance     Actual    Insurance
                ------    ---------     ------    ---------     ------    ---------

95-1             9.55%      12.00%      12.05%      25.00%      11.47%      14.00%
96-1            10.02%      12.00%      12.59%      25.00%      10.56%      14.00%
97-1            11.13%      12.00%      15.97%      25.00%      10.44%      14.00%
98-1             9.84%      12.00%      15.69%      25.00%      10.07%      13.00%
99-1             6.30%      12.00%       8.00%      25.00%       2.30%      13.00%

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(6)   DESCRIPTION OF CAPITAL STOCK

      The authorized capital stock of the Company consists of 44,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.01 per share, issuable in series (the "Preferred Stock").

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

      The Board of Directors has adopted a Certificate of Designation of the Mandatorily Redeemable Preferred Stock, Series A (the "Series A Preferred Stock"). The terms of 2,295 outstanding shares of Series A Preferred Stock are 7% cumulative dividend, payable quarterly; callable at stated value plus accrued dividends at the option of the Company; non-voting, except under certain circumstances; and with mandatorily redemption at stated value in January 2005. The Company has accrued approximately $281,000 and $120,000 in preferred stock dividends as of December 31, 1999 and 1998, which are included in the balance sheet category Mandatorily Redeemable Preferred Stock. The Company paid approximately $0 and $80,000 in preferred stock dividends during the years ended December 31, 1999 and 1998. Due to its losses, the Company has ceased paying quarterly dividends.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(7)   OTHER OPERATING EXPENSES

      Other operating expenses for the years ended December 31, consisted of the following:

                                       1999         1998         1997
                                       ----         ----         ----
                                               (in thousands)

Professional fees............       $   893      $ 1,186      $ 1,037
Rent.........................           698          785          367
Travel and entertainment.....           307          311          387
Management fees..............            --          225          540
Other........................         3,726        2,037        1,271
                                    -------      -------      -------
                                    $ 5,624      $ 4,544      $ 3,602
                                    =======      =======      =======

      Management fees represent fees paid to National Financial Companies LLC for operational, legal, administrative and other services provided to the Company and its predecessors under a management agreement that was terminated in June 1998.

      Other includes an adjustment to reflect a cumulative change in accounting principle. Balances representing $474,144 for 1998 of start-up cost were written off in accordance with adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." These costs had been capitalized in conjunction with the Company establishing a servicing center facility in Jacksonville, Florida.

(8)   COMMITMENTS AND CONTINGENCIES

      Future minimum rental payments under various office and equipment leases as of December 31, 1999 are as follows:

      Year Ending                                          Operating
      December 31,                                           Leases
      ------------                                         ---------
                            (in thousands)

          2000 .....................................          836
          2001 .....................................          860
          2002 .....................................          762
          2003 .....................................          359
                                                          -------
                                                          $ 2,817
                                                          =======

     Rent expense under operating leases was $698,000, $785,000 and $367,000 in 1999, 1998 and 1997, respectively.

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

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

     The Amended and Consolidated Complaint sets forth allegations surrounding the Company's 1997 restated financial statements, the interpretation of FASB No. 125 and the relationship between the Company and its prior outside service provider, Omni Financial Services of America, Inc. The plaintiffs' allegations of liability are based on various theories of recovery, including alleged violations of Section 11, 12(a)(2), 15 and 20(a) of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The plaintiffs are seeking compensatory damages, as the court deems appropriate.

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

     Litigation is subject to many uncertainties, and it is possible that the above action could be decided unfavorably. The Company has entered into discussions in an attempt to settle the pending litigation if it is in the best interests of the Company's stockholders to do so, but can give no assurance that such negotiations will result in settlement. Management is presently unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome or settlement of the pending litigation. It is possible that the Company's business, volume, results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of the pending litigation.

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

     The employment agreements provide for minimum compensation of $1.1 million in each of 1999 and 2000 and $326,000 in 2001.

     Pursuant to a registration rights agreement with the Company, First Union's partnership interest (See Note 13 of Notes to Financial Statements - Related Party Transactions) was granted certain rights with respect to the registration under the Securities Act of Common Stock distributed to it by the National Auto Partnership (no such distribution has been made as of the date of this Form 10-K). Under the registration rights agreement, Ironbrand Capital, LLC, a wholly-owned subsidiary of First Union (the "First Union Partner") can, in certain circumstances, require the Company to effect up to two registrations of any or all of the First Union Partner's share of Common Stock. The Company is not required to honor such request to register shares of Common Stock if the request is made within 90 days of a firm commitment underwritten public offering or before the expiration of any lock-up period required by the underwriters in connection therewith.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

(9)  INCOME TAXES

     The Company had no current income tax provision in 1999 and 1998 due to its losses incurred for tax purposes.

     Pro Forma adjustments for income taxes represent the difference between historical income taxes and income taxes that would have been reported had the Partnerships filed income tax returns as taxable "C" corporations in 1996.

     For the Year Ended December 31, 1997

                                                     (in thousands)

          Pro forma income tax adjustments
            (unaudited)
               Federal..............................     $  1,527
               State and local......................          162
                                                         --------
                                                            1,689
                                                         ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of December 31 were:

                                                              1999             1998
                                                              ----             ----
                                                                 (in thousands)
      DEFERRED TAX ASSETS (IN THOUSANDS):
      Securitized assets sold for financial statement
          purposes, financed for income tax purposes      $  15,710            13,518
      Net operating loss carryforward                         6,789             6,160
                                                          ---------           -------
      Total gross deferred asset                             22,489            19,678
      Less valuation allowance                              (22,489)          (19,678)
                                                          ---------           -------
      Total deferred tax assets                                --                --
                                                          ---------           -------

      DEFERRED TAX LIABILITIES:
      Other                                                    --                --
                                                          ---------           -------

      Net deferred tax asset                              $    --                --
                                                          =========           =======

     As of December 31, 1999, the Company had a $18.0 million net operating loss for income tax purposes, of which $5.7 million will expire in 2012, $1.5 million will expire in 2018 and $10.8 million will expire in 2019. Due to the uncertainty of the realization of the net deferred tax assets, the Company has established a 100% valuation allowance. The change in ownership in 1999 represents an over fifty percent change in ownership, net operating losses occurring prior to the change will be severely limited.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


     The actual provision for income taxes for 1999, 1998 and pro forma income taxes for 1997 differ from the amounts computed by applying federal statutory rates to income before income taxes and extraordinary item due to:

                                                             For the Year Ended December 31,
                                                         -----------------------------------------
                                                            1999           1998             1997
                                                            ----           ----             ----
                                                                     (in thousands)
          Provision (benefit) computed at
            federal statutory rate of 34%.............   $ (3,294)       $  (11,418)      $ (6,269)
          State income taxes, net of federal
            tax benefit...............................       (353)           (1,219)          (669)
          Change in deferred tax asset valuation
            allowance.................................      3,647            12,637          1,457
          Deferred income liability recorded in
               conjunction with the reorganization....       --                --            5,416
          Other.......................................       --                --               65
                                                         --------          --------       --------
                                                         $   --            $   --         $    --
                                                         ========          ========       ========

(10)  EMPLOYEE BENEFIT PLANS

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

      Currently, the Company is allocating a 50% match of the first 6% contributed by the employee, subject to certain legal limitations imposed on tax-qualified plans. Matching contributions by the Company are made regardless of profits and are allocated only to qualified participants on a monthly basis. Compensation expense related to the Plan was approximately $46,000, $101,000 and $75,000 in 1999, 1998 and 1997,
      respectively.

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

(11)  STOCK OPTION PLAN

      In 1996, the Board of Directors of the Company adopted the 1996 Share Incentive Plan (the "Plan"). The Plan provides for the granting of certain benefits in any one or a combination of (i) stock options, (ii) stock appreciation rights, (iii) stock awards, (iv) performance awards and (v) stock units. The aggregate number of shares of Common Stock that may be subject to such benefits, including stock options, is 4,000,000 shares of Common Stock (subject to adjustment in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares, exchange of shares, dividend in-kind or other like change in capital structure or distribution).

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


     As of December 31, 1999, outstanding stock options with respect to shares of Common Stock under the Plan where held by the Company's directors, officers and employees. The strike price of these options approximates the fair market value at the date of grant. Employee stock options vest one-third immediately and one-third in each of the following two years, respectively; and director stock options vest immediately. All stock options expire 10 years from the date of grant.

     A summary of the Company's stock option activity is as follows:

Years ended December 31,                                        1999                          1998
------------------------                                     ----------------------------    --------------------------
                                                                         Weighted Average              Weighted Average
                                                               Shares     Exercise Price     Shares     Exercise Price
                                                               ------    ----------------    ------    ----------------

Options outstanding, beginning of year                         262,500      $    3.61        217,500      $    3.89

     Granted                                                 2,139,590            .24         45,000           2.25
     Exercised                                                      --             --             --             --
     Forfeited/Canceled                                        232,107           2.56             --             --
                                                             ---------                       -------

Outstanding at end of year                                   2,169,983      $     .24        262,500      $    3.61
                                                             =========      =========        =======      =========
Exercisable at end of year                                     879,315      $    1.11        208,333      $    3.39
                                                             =========      =========        =======      =========

Weighted average fair market value
 of options granted during year                                             $     .15                     $    1.45
                                                                            =========                     =========

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

           Range of exercise price............................     $ .23 - .4375
           Options outstanding................................         2,169,983
           Weighted average remaining
           contractual life in years..........................              9.04
           Weighted average exercise price....................     $         .24
           Options exercisable
           December 31, 1999..................................           879,315
           Weighted average exercise price....................     $        1.11

     SFAS no. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, expected volatility ranging from 45.5% to 46.9% and risk-free interest rates ranging from 5.31% to 6.63% and a zero percent dividend yield.

     Under accounting provisions of SFAS 123 the Company's net loss per share would have been increased to the pro forma information indicated below:

           Years ended December 31,                           1999          1998
           ------------------------                           ----          ----
           (In thousands, except per share data)

           Net loss applicable to Common
           Stockholders as reported.................       $ (9,730)     $ (33,741)
           Pro forma................................         (9,960)       (33,997)

           Loss per share - basic and
           diluted as reported......................       $   (.64)     $   (3.73)
           Pro forma................................           (.66)         (3.76)


              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      The Company and certain of its executive officers executed employment agreements in which the Company agreed to grant such executive officers as a group an aggregate of up to 2,196,292 incentive stock options of the Company's Common Stock, ratified by the Company's Board of Directors and stockholder approval on June 13, 1999 to amend the Company's existing stock option plan to increase the number of authorized shares of Common Stock reserved for future issuance of such shares upon exercise of such incentive stock options and the filing with the Securities and Exchange Commission of appropriate amendments to the existing Registration Statement on Form S-8 or in the alternative adoption of a new incentive stock option plan and the filing with the Securities and Exchange Commission of an additional Registration Statement on Form S-8. Accordingly, these option shares are not included above.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      o The carrying amounts of cash and cash equivalents have approximate fair value because of the short maturity of these instruments.

      o Retained Interest in Securitizations is stated at estimated fair value.

      o The fair value of the Junior Subordinated Notes is determined as the present value of expected future cash flows discounted at an interest rate for such borrowing that is based on a spread above the actual yield on Senior Notes. The fair value, calculated on such basis, was $1,773,000 and $1,546,000 at December 31, 1999 and 1998,
            respectively. Book value of such debt was $2,181,000 and $1,940,000 at December 31, 1999 and 1998, respectively.

      o The fair value of Senior Subordinated Notes and notes payable is determined as the present value of expected future cash flows discounted at the interest rate currently offered to the Company, which approximates rates currently offered for loans of similar terms to companies with comparable credit risk. The carrying amount approximates fair value.

(13)  RELATED PARTY TRANSACTIONS

      National Financial Companies LLC ("NFC")

      The Company was previously party to a management agreement and a service agreement pursuant to which NFC provided operational, financial, legal, accounting, management, advisory and other administrative services relating to the management, business operations, assets and interests of the Company. This agreement was terminated in June 1998. Amounts paid to NFC pursuant to such agreements were $289,000 and $884,000 in 1998 and 1997, respectively; $333,000 of the amount paid in 1997 was for services as described in the following paragraph. Gary L. Shapiro, the former Chairman and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer and a principal owner of NFC and National Auto Finance Corporation ("National Auto"), the general partner of the National Auto Partnership. National Auto Partnership owns a 22.1% beneficial interest in the Company. Keith B. Stein, Chairman of the Board and Chief Executive Officer, was formerly a managing director of NFC.

      During 1997, NFC provided various services related to the December Private Placement. NFC received $333,000 in fees and reimbursements related to such services, which was treated as a cost of such offering.

      During 1998, NFC acquired a controlling interest in BNI, Inc. BNI was the vendor for the Company's loan servicing software and hardware system. The Company paid BNI $859,000 and $644,000 in 1998 and 1997 for this system.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      Junior Subordinated Notes

      The Junior Subordinated Notes are payable to certain affiliates of the Company on January 31, 2002, and accrue interest at eight percent (8%) per annum. Such debt is subordinated to all other debt of the Company. Interest expense recognized for this debt for the years ended December 31, 1999, 1998, and 1997 was $168,000, $155,000 and $201,000 respectively.

      Senior Subordinated Notes

      As discussed in Note 4 of Notes to Financial Statements - Debt, in conjunction with the issuance of the Senior Subordinated Notes and Common Stock in December, 1997, representatives of each of the stock purchasers, who were also lenders of Senior Subordinated Notes, were elected to the Board of Directors. As discussed in Note 5, the Senior Subordinated Noteholders were granted the right to designate three additional representatives to the Board in conjunction with the Company's Restructuring.

      FIRST UNION

      Until March 1999, the Company was party to an agreement with First Union and certain of its affiliates (the "First Union Strategic Alliance") whereby First Union received a fee from the Company for each purchase of a loan through a dealer relationship established as a result of the First Union Strategic Alliance. Fees paid to First Union under this arrangement were approximately $23,000, $247,000 and $400,000 in 1999, 1998 and 1997,
      respectively.

      For the years ended December 31, 1999, 1998 and 1997 approximately 43%, 44%, and 43% of the loans the Company purchased were attributable to Dealers established through the First Union Strategic Alliance.

      First Union has also served as underwriting and placement agent related to the Company's past securitizations. Underwriting fees paid and expense reimbursements related to securitizations was approximately $425,000 in 1997.

      First Union also had owned 100% of the Class B or Senior Certificates related to the Master Trust until such Certificates were paid in full by proceeds from the sale of loans to Nuvell. See Note 14. Such investment aggregated $43.3 million and $69 million at December 31, 1999 and 1998.

      First Union acted as placement agent related to the December 1997 Private Placement for which First Union received fees and expense reimbursements of $1.7 million.

      First Union received a fee of $25,000 in 1997 in conjunction with negotiation of amendments to the Company's Master Trust Agreement at December 31, 1997. As described in Note 4, the Company has a note payable to First Union with outstanding balances of $368,000 and $735,000 as of December 31, 1999 and 1998, respectively, related to equipment financing. Also described in Note 4, as of the year ended December 31, 1999, the Company has a note payable (related to the revolving credit facility) of $3.0 million.

      A subsidiary of First Union is a limited partner of the National Auto Partnership and holds a vested limited, minority interest in the National Auto Partnership.

      See Note 3 for related party transaction with Prudential Insurance Company of North America and affiliates related to 1999-1 Securitization.

      (14) SUBSEQUENT EVENTS

      On February 4, 2000, the Company and Nuvell Credit Corporation ("Nuvell") entered into agreements whereby the Company, in return for origination fees, agreed to originate loans exclusively for the benefit of Nuvell through its existing Dealer Network and immediately assign such contracts to Nuvell. The Company will retain servicing of all such loans assigned to Nuvell in return for servicing fees. The Nuvell agreements were extended from May 31, 2000 through December 31, 2000 and are subject to further extension upon mutual consent of both parties.

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      On February 22, 2000, National Financial Auto Funding Trust II ("Funding Trust II"), a special purpose wholly-owned subsidiary of NAFI, defaulted in its obligation to deposit approximately $5 million in cash collateral to the Master Trust Over-Collateralization Account, as required under the Master Trust Securitization Credit Facility, thereby giving rise to First Union's decision to terminate future funding availability under the facility and to commence amortizing the outstanding amounts owed to First Union under the facility.

      In conjunction with such default, First Union agreed to waive until April 21, 2000 certain rights to liquidate the portfolio of approximately $58.9 million of auto loans that secure its loans to Funding Trust II, thereby permitting the Company time to pursue various strategic options, including a sale of such portfolio. On April 5, 2000, Funding Trust II, the Company, and Nuvell entered into a Sale and Purchase Agreement (the "Sale Agreement") whereby a substantial number of the loans previously sold to the Master Trust under the Master Trust Securitization Credit Facility in the approximate amount of $47 million were sold by Funding Trust II to Nuvell after such loans had been acquired by Funding Trust II from the Master Trust by an Assignment Agreement dated as of April 5, 2000. The Company, pursuant to the Sale Agreement, will retain servicing of substantially all of such loans under the terms and provisions of the Servicing Agreement. Approximately $43.9 million of the proceeds from the sale of such loans were then used to pay in full the Class B Certificates held by First Union (Note 4). The Company anticipates to receive additional cash from the transaction and release of funds previously required to be held in reserve of approximately $6.0 million, which will be used for general corporate purposes, including the possible payment of certain of the debt of the Company. In related developments, First Union terminated its commitment to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's future Permanent Securitizations and converted to a 48 month term loan (requiring equal monthly principal payments) $3 million outstanding under a revolving working capital facility secured by the Company's ESRs.

(15)  LIQUIDITY AND GOING CONCERN

      The Company has suffered significant losses from operations during 1999, 1998 and 1997, has a capital deficiency as of December 31, 1999 and its Master Trust Securitization Credit Facility has been terminated. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the following paragraphs.

      The Company's business has historically required substantial cash to support the funding of Cash Spread Accounts for its securitizations, issuance costs of its securitizations, operating expenses, tax payments, debt service and other cash requirements. These cash requirements increase as the number of loans purchased, securitized, and serviced by the Company increase. Historically, the Company has operated on a negative operating cash flow basis. The Company has funded its negative operating cash flows principally through borrowings under its secured financing facilities, issuances of subordinated debt and sales of equity securities. The Company's current business strategy for future growth is to focus on originating loans for other consumer finance companies, such as Nuvell, on a service retained basis in return for both origination and servicing fee income, rather than dedicating capital resources, particularly cash, to originate loans for its own account and/or in anticipation of engaging in periodic asset-backed securitization transactions.

      In furtherance of such strategy, on February 4, 2000, the Company entered into the Nuvell Agreements whereby the Company, in return for origination fees, has agreed to originate non-prime retail motor vehicle installment sale loans exclusively for the account of Nuvell. The Company retains servicing of all such loans in return for servicing fees, for the term of the Nuvell Agreements and any extension thereof. The Company originates and services loans under the Nuvell Flow Program in the same manner as it has historically conducted its business operations.

      The Nuvell Agreements, initially scheduled to expire on May 31, 2000, were renewed and extended through December 31, 2000, by the mutual consent of both the Company and Nuvell. During the course of negotiating the Nuvell Agreements, the Company and Nuvell had, and continue to have very preliminary and limited discussions regarding the potential acquisition by Nuvell of the operational assets of the Company and its personnel including, in particular, the assets and personnel comprising the Company's loan origination and servicing capabilities, but there can be no assurance that such discussions will continue or if they do continue, that they will lead to a transaction. In the event that the Nuvell

              NATIONAL AUTO FINANCE COMPANY, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      Agreements are not renewed or that no other transaction arises between Nuvell and the Company, the Company will immediately seek to enter into relationships similar to those represented by the Nuvell Flow Program with other third-party auto finance companies.

      Further, pursuant to the Company's current business strategy, the Company projects over the next 12 months an increase in cash flow over 1999. The Company projects through the Nuvell Flow Program and Scheduled Cash releases from the Retained Interest in Securitizations, sufficient cash flow to operate over the next twelve months. Although there can be no assurance that the Company will successfully execute this business plan, both the Nuvell Flow Program and the business plan were designed and implemented to enable the Company, among other things, to increase its cash flow and further stabilize its financial condition.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning the executive officers and directors of the Company as of February 29, 2000 is set forth below:


Name                          Age      Position with the Company
----                          ---      -------------------------
Keith B. Stein.............   42       Chairman of the Board and Chief Executive
                                       Officer

William G. Magro...........   50       President and Chief Operating Officer

Brent E. Wombolt...........   41       Senior Vice President, Operations and
                                       Loan Originations

Stephen R. Veth............   51       Vice President, Secretary and General
                                       Counsel

Brian W. Thompson..........   38       Vice President, Finance and Accounting,
                                       Treasurer

James E. Shuler............   39       Vice President, Sales and Marketing

Joseph Glick...............   37       Vice President, Collections and Customer
                                       Service

Frank A. Florio............   48       Vice President, Information Systems

Robert R. Gould............   40       Director

David Benson...............   41       Director

Joseph P. Donlan...........   53       Director

David W. Young.............   56       Director

Evelyn Erb ................   41       Director

Peter Offermann............   55       Director

     Keith B. Stein has been the Chairman of the Board of the Company since June 1999 and the Chief Executive Officer of the Company since May 1998; was Vice Chairman, Treasurer and a Director of the Company since January 1997; and held other senior executive positions with the Company since 1994. Mr. Stein served from March 1993 to September 1994 as Senior Vice President, Secretary and General Counsel of WestPoint Stevens Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges, LLP. Mr. Stein has served as a director of DVL, Inc., a public company engaged in the real estate finance and management business, since September 1996.

     William G. Magro was promoted to President in May 1999 and has been the Chief Operating Officer of the Company since January 1998, Executive Vice President of the Company from October 1994 to May 1999, and was President of the financial services division of the Company from September 1997 to June 1998. Mr. Magro served from January 1985 to August 1994 as Director of Collection and Client Services for Omni Financial Services of America ("OFSA"). Mr. Magro served from January 1972 to December 1984 as a Collection Supervisor and a Dealer Relations Supervisor at General Motors.

     Brent E. Wombolt was promoted to Senior Vice President, Operations and Loan Originations in May 1999 and was a Vice President of the Company from February 1998 to May 1999, and an Assistant Vice President of the Company from May 1997 to January 1998. Mr. Wombolt held various positions with First Merchants Acceptance Corporation from March 1995 through July 1996. Mr. Wombolt held various positions with OFSA from December 1984 through February 1995.

     Stephen R. Veth has been the Vice President, Secretary and General Counsel for the Company since March 1999. Mr. Veth served as Vice President and Legal Counsel of First Street Mortgage Corporation from September 1997 to December 1998. Mr. Veth was General Counsel of EquiCredit Corporation from July 1990 to August 1997.

     Brian W. Thompson was promoted to Vice President of the Company in December 1999 and was Controller since August 15, 1998. Mr. Thompson served as Vice President, Finance for EquiCredit Corporation from May 19, 1996 to August of 1998. Mr. Thompson served as Audit Supervisor with Barnett Bank from March 1995 to May 1996. Prior to that time, Mr. Thompson was employed by Deloitte & Touche, as a Senior Accountant from January 1990 to March 1995.

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

     Joesph P. Glick has been Vice President of the Company since March 1999, Assistant Vice President from August 1998 to March 1999, and from January 1997 to August 1998 held various positions with the Company. From October 1995 to January 1997, Mr. Glick was involved in residential construction, and held several positions with OFSA from September 1988 to October 1995.

      Frank A. Florio was promoted to Vice President in May 1999, and was an Assistant Vice President of the Company from February 1998 to May 1999. Prior to that time, Mr. Florio held the senior-most position in the Company's information systems department since his employment with the Company in April 1997. Mr. Florio held a position with Queue Systems from June 1992 through March 1997.

     Robert R. Gould is a partner of Brown Brothers Harriman & Co. ("BBH&Co."), where he began his career in 1981 as a commercial banker providing lending and advisory services to small to medium sized companies. Beginning in 1988, Mr. Gould became engaged exclusively in the firm's selection and monitoring of equity investments on behalf of the 1818 Equity Funds and in providing merger and acquisition advisory services to domestic and foreign companies. In 1996, he co-founded the 1818 Fund, a $250 million private equity fund. Mr. Gould became a General Partner of BBH&Co. in 1996. Mr. Gould is a director of Irving Tanning Company, DB Companies, Inc., Robert F. Driver Company, Flents Products Company, Inc. and Magnetic Analysis Corporation.

     David Benson has served since 1997 as a Portfolio Manager of Progressive Capital Management Corp., a wholly-owned subsidiary of the Progressive Corporation. Prior to that time, Mr. Benson served as Managing Director of Tokai Securities from 1996 to 1997, where he engaged in proprietary trading in global credit and currency markets. From 1985 to 1996, Mr. Benson served as Senior Vice President and Head Trader for Aubrey G. Lanston and Co., primarily dealing in U.S. Treasury Bonds.

     Joseph P. Donlan has held a number of positions with BBH&Co. since 1970, and is currently co-manager of the 1818 Fund, which he co-founded in 1996. Prior to his current position, Mr. Donlan was the Manager of BBH&Co.'s US Banking Department, with responsibility for managing five banking groups engaged in international trade finance, domestic commercial finance, financial advisory service and private placement activities.

     David W. Young was the Chief Investment Officer of the Progressive Corporation, a $6.5 billion property and casualty company from June 1995 until January 1999 when he resigned to pursue other interests. Prior to that time, Mr. Young served as Senior Managing Director of Progressive Partners, an affiliate of the Progressive Corporation, from July 1988 to June 1995. Prior to joining Progressive Partners in 1988, Mr. Young was a Vice President with Salomon Brothers, Inc. from November 1983 to July 1988.

     Evelyn Erb has served since 1989 as a Portfolio Manager for Progressive Capital Management Corp., a wholly- owned subsidiary of the Progressive Corporation. Prior to such position, she spent 4 years with Goldman Sachs.

     Peter Offermann served as Executive Vice President and Chief Financial Officer of TLC Beatrice International Holdings, Inc., a food manufacturing and distribution business from January 1995 to August 1999. Since May 1994, Mr. Offermann has been President of Offermann Financial Inc., a provider of strategic financial advice. From 1968 to April 1994, Mr. Offermann held a number of positions with Bankers Trust Company and its affiliates, including Managing Director of BT Investment Partners, Inc. from October 1992 to May 1994, Managing Director of BT Securities Corporation from October 1991 to October 1992 and Managing Director of Bankers Trust Company from 1986 to October 1991. Since April 1996, Mr. Offermann has served as a Director of Jan Bell Marketing, Inc., a jewelry distribution company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any persons who own more than ten percent of the Company's Common Stock to file reports of initial ownership of the Company" Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, Forms 5 were filed by all executive officers and Messrs. Offermann and Young. The Company believes that during Fiscal 1999, all
Section 16(a) filing requirements were met with the exception of late filings of Form 3 by Stephen R. Veth, Frank A. Florio and Joseph P. Glick. In addition, Manufacturers Life Insurance Company (USA) tendered no filings of Schedule 13-d in Fiscal 1999.

Election of Directors

     Pursuant to the Certificate of Incorporation and By-laws of the Company, the Board of Directors consists of such number of directors as the Board of Directors determines from time to time. The number of directors of the Board of Directors is currently set at not less than four directors. The directors are divided into three classes. The initial term of office of the Class I Directors will expire at the Annual Meeting of the Company's stockholders in 2000. The initial term of office of the Class II directors was to expire at the Annual Meeting of the Company's stockholders in 1998. Roy Tipton, former President of the Company, and Stephen Gurba, who comprised all the Class II Directors, both resigned from the Board of Directors during calendar year 1998 and the Company did not have an Annual Meeting in 1998. The Board did not fill the vacancies created by their resignations until the election by the Board of Evelyn Erb and David Benson of Progressive, and Robert Gould, of the 1818 Fund, in connection with completion of the Restructuring. The initial term of office of the Class III Directors expired at the Annual Meeting of the Company's stockholders on September 14, 1999.

     The number of Class I Directors currently is set at three; the Class I Directors are Keith Stein, Chairman of the Board of Directors and Chief Executive Officer of the Company, Peter Offermann, and Evelyn Erb. Ms. Erb was elected by the Board of Directors on May 12, 1999, to fill the vacancy created by the resignation of Mr. Shapiro as a Class I Director in December 1998. The number of Class II Directors currently is set at three, one seat of which is vacant; the Class II Directors are David Benson and Robert Gould. The number of Class III Directors currently is set at three, one seat of which is vacant; the Class III Directors are Joseph Donlan of the 1818 Fund and David Young. Mr. Donlan and Mr. Young were named to the Company's Board of Directors in December 1997 in connection with the completion of the Company's $50,000,000 private placement of Senior Subordinated Notes and equity in December 1997.

     At the Annual Meeting of the Company's stockholders on September 14, 1999, Messrs. Gould and Benson were elected for two (rather than three) year terms as Class II Directors until the 2001 Annual Meeting of Stockholders in order to establish a consistent three year term for each respective class of directors on a rotating basis at succeeding annual stockholder meetings of the Company in compliance with the Company's Certificate of Incorporation and By-laws. At the same Meeting, Messrs. Young and Donlan were elected as Class III Directors until the 2002 Annual Meeting of Stockholders. The other three directors (Messrs. Stein and Offermann and Ms. Erb) will continue in office as Class I Directors.

     The terms of office of each class of directors are staggered so that the terms of no more than one class of directors will expire in any one-year. At each annual meeting stockholders, the directors elected to succeed those whose terms then expire are elected for a term of office to expire at the third succeeding annual meeting of stockholders, with each director holding office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. In conjunction with the Company's Restructuring, the Senior Subordinated Noteholders were granted the right to name three additional persons to the Board of Directors of the Company, increasing to six seats their total number of Board representatives, thereby giving them majority control of the Board. Messrs. Gould, Donlan, and Benson, and Ms. Erb hold four of such six seats, leaving two seats available for election of additional Board representatives of the Senior Subordinated Noteholders. Mr. Morgan M. Schuessler resigned as a director in April 1999.

EXECUTIVE COMPENSATION

      The following table sets forth information concerning total compensation earned by or paid to the Company's Chief Executive Officer, and the four other most highly compensated executive officers of the Company employed as of December 31, 1999 (the "named Executive Officers"), during Fiscal 1999, 1998 and 1997 for services rendered to the Company.


                                                                                   Long-Term
                                                                                 Compensation
                                                  Annual Compensation               Awards

                                                                                    Securities
                                                                                  Underlying          All Other
Name and Principal Position            Year(1)       Salary(1)    Bonus(1)       Options/SARs(8)  Compensation($)


Keith B. Stein (2)                      1999       $  308,021   $  184,797          906,161          4,800(3)
    Chairman and Chief Executive        1998          257,808      150,000          85,000              --
      Officer                           1997               --       75,000           37,500             --

William G. Magro                        1999          214,284      131,308          426,429          4,800(4)
    President and                       1998          173,748       90,000           30,000        121,749(4)
      Chief Operating Officer           1997          130,000       55,000           35,000         31,290(4)

Brent E. Wombolt (5)                    1999          136,685       60,632          133,259          4,800(3)
    Senior Vice President, Operations   1998          121,288       20,000            7,500          4,186(3)
      and Loan Originations             1997           78,751       40,000           15,000            481(3)

James E. Shuler (6)                     1999          124,196       35,797          106,607          1,625(3)
    Vice President, Sales and           1998           95,790       31,500               --          1,662(3)
      Marketing                         1997             88,338      17,573              --          1,462(3)

Frank A. Florio (7)                     1999          106,959       38,374          106,607          1,275(3)
    Vice President, Information         1998           89,929           --               --            100(3)
      Technology                        1997           49,135           --               --             --

-----------------

(1) Bonuses for certain members of senior management for services rendered in a given year were finally determined by the Compensation Committee of the Board pursuant to guidelines established in such executives' employment agreements. These bonuses were paid by the end of March of the year following the year to which such bonuses relate. See "Employment Agreements." "Salary" includes additional miscellaneous compensation in the form of car allowances.

(2) Mr. Stein was Vice Chairman, Chief Executive Officer, Treasurer and Director until his election as Chief Executive Officer in May 1998 and Chairman of the Board in June 1999. No compensation was received directly from the Company in 1997 and 1996. The Company, however, paid fees and costs to National Financial Companies, LLC ("NFC"), pursuant to management and service agreements, for the rendering of various services in support of the Company's operations. Mr. Stein was formerly a Managing Director of NFC.

(3) Includes contributions made by the Company in accordance with the Company's 401(k) Plan.

(4) Mr. Magro was Executive Vice President and Chief Operating Officer until his election as President and Chief Operating Officer in May 1999. Includes (i) contributions made by the Company in accordance with the Company's 401(k) Plan of $4,057, $1,213, and $87.50 in 1998, 1997 and 1996
      respectively, (ii) forgiveness of indebtedness of $40,854 in 1998, and
      (iii) $76,838, $30,077 and $11,041 for relocation expenses paid in 1998, 1997 and 1996, respectively.

(5) Mr. Wombolt was promoted to Senior Vice President, Operations, and Loan Originations in May 1999.

(6) Mr. Shuler has been an executive officer of the Company in his present capacity since February 1998.

(7)   Mr. Florio was promoted to his current position in May 1999.

(8) Number of shares of Common Stock, par value $.01 per share, of the Company, underlying options.

No stock appreciation rights were awarded to, earned by, or paid to the named Executive Officers during the fiscal year ended December 31, 1999.

    Director Compensation

     Keith B. Stein, the sole director who is also an employee of the Company, receives no extra compensation or retainer fees for his service as a member of the Board of Directors or any committee thereof. Each independent non-employee director of the Company receives an annual retainer of $10,000 and $1,000 for each meeting of the Board of Directors attended in person and $500 for each meeting of the Board of Directors attended telephonically, plus, in each case, expenses incident to attendance at such meetings. Stock options exercisable for shares of Common Stock are granted to independent non-employee directors of the Company pursuant to the 1996 Plan in order to provide such directors an opportunity to acquire a proprietary interest in the Company through awards of Common Stock, and thus to create in such directors an increased interest in and a greater concern for the welfare of the Company. The purchase price of the Common Stock covered by such stock options is equal to or greater than the fair market value of such Common Stock on the date of grant. These stock options are fully exercisable on the first anniversary of the date of grant.

    Employment Agreements

     The Company employs each of Keith B. Stein, Chairman and Chief Executive Officer, William G. Magro, President and Chief Operating Officer, Brent E. Wombolt, Senior Vice President, Operations and Loan Originations, James E. Shuler, Vice President, Sales and Marketing, and Frank A. Florio, Vice President, Information Technology (individually an "Executive" and collectively, the "Executives"), pursuant to employment agreements effective as of June 1, 1998, June 1, 1998 (as amended and restated) August 1, 1998, August 1, 1998 (as amended and restated), and April 10,1997 respectively. The term of Mr. Stein's agreement will end on June 1, 2001, the term of Mr. Magro's agreement will end on May 31, 2001, the term of Mr. Wombolt's agreement will end on February 28, 2001, and the term of Mr. Shuler's agreement will end on February 28, 2001 unless sooner terminated pursuant to the terms of each respective agreement. Mr. Florio's employment agreement terminates on June 1, 2001.

     Mr. Stein's employment agreement provides for an annual base salary of $300,000, with such amount to be reviewed annually by the Compensation Committee. Mr. Stein's base salary was increased to $321,000 for 2000. Mr. Stein was paid an incentive bonus in January 1999 with respect to Fiscal 1998 of $150,000, pursuant to the terms of his employment agreement. Mr. Stein may receive from the Company an incentive bonus in each year of his employment under such agreement, the amount of which is payable on or before March 31 of the year following the year to which such bonus relates. Pursuant to an Executive Incentive Bonus Program adopted by the Board of Directors for Fiscal 1999 (the "1999 Bonus Program"), Mr. Stein was paid incentive bonus in January 2000 for Fiscal 1999 of $184,797 based upon the Company achieving certain pre-established performance goals.

     Mr. Magro's annual base salary was $140,000 from January 1, 1998 through May 31, 1998, and from the effective date of his agreement to May 31, 1999 was $180,000 and will be (i) no less than $192,600 from June 1, 1999 through May 31, 2000, and (ii) no less than $206,082 from June 1, 2000 through May 31, 2001. Any increase in Mr. Magro's annual base salary in excess of seven percent (7%) for such periods will be determined by the Compensation Committee. Mr. Magro was paid in January 1999 an incentive bonus with respect to Fiscal 1998 of $90,000, equal to 50% of his 1998 annual base salary, and will receive from the Company an incentive bonus in each year of his employment agreement of not less than fifty percent (50%). The incentive bonus for Fiscal 1999 was based upon the 1999 Bonus Program and resulted in Mr. Magro receiving a bonus of $131,308 in January 2000.

     Mr. Wombolt's annual base salary was $112,350 from March 1, 1998 through January 4, 1999, and from January 5, 1999 through May 10, 1999 was $121,056, and from May 11, 1999 through January 3, 2000 was $133,161 and from January 4, 2000 to January 4, 2001 is $142,483. Any increase in Mr. Wombolt's annual salary in excess of seven percent (7%) for Fiscal 2001 and thereafter will be determined by the Compensation Committee. Mr. Wombolt was paid in January 2000 an incentive bonus with respect to Fiscal 1999 of $60,632 based upon the 1999 Bonus Program, and will receive from the Company an incentive bonus in each remaining year of his employment agreement of not less than thirty percent (30%) of his annual base salary.

     Mr. Shuler's annual base salary was $105,000 from March 1, 1998 through January 4, 1999 and from January 5, 1999 through February 1, 1999 was $113,106, and from February 2, 1999 through January 3, 2000 was $119,817, and from January 4, 2000 through February 29, 2001 is $128,204. Any increase in Mr. Shuler's annual base salary in excess of seven percent (7%) for Fiscal 2001 and thereafter will be determined by the Compensation Committee. Mr. Shuler was paid in January 2000 an incentive bonus with respect to Fiscal 1999 of $35,374 based upon the 1999 Bonus Program, and will receive from the

Company an incentive bonus in each remaining year of his employment agreement of not less than thirty percent (30%) of his annual base salary.

     Mr. Florio's annual base salary was $95,768 from January 4, 1999 to May 10, 1999 and from May 11, 1999 to December 31, 1999 was $105,345. Mr. Florio's annual base salary for 2000 is $112,720.11. Any increase in Mr. Florio's annual base salary in excess seven percent (7%) for Fiscal 2001 and thereafter will be determined by the Compensation Committee. Mr. Florio was paid in January 2000 an incentive bonus with respect to Fiscal 1999 of $38,374 based upon the 1999 Bonus Program, and will receive from the Company an incentive bonus in each year of his employment with the Company of not less than 40% of his annual base salary.

     Pursuant to their employment agreements, each of the Executives may participate in any stock option and benefit plans adopted by the Company or its successors. In addition, Messrs. Stein, Magro, Wombolt and Shuler agreed to maintain the confidentiality of the Company's proprietary information and agreed, during the term of each of their respective agreements, not to compete directly or indirectly with the business of the Company.

     The employment agreement of each of Messrs. Stein, Magro, Wombolt, Shuler, and Florio may be terminated by the Company due to such Executive's disability or death, and either without "Cause" or for "Cause" (as defined in the employment agreements). In the event that an Executive is terminated without "Cause," he will be entitled to receive all accrued but unpaid base salary, benefits and other compensation and, under certain circumstances, an additional payment or payments equal to his base salary for a twelve-month period in the case of Messrs. Stein and Magro, and for a six-month period for Messrs. Wombolt, Shuler and Florio. Each of the Executives may also terminate his employment for Good Reason (as defined in the employment agreements). In such event, each of the Executives will be entitled to receive all accrued but unpaid base salary, benefits and other compensation.

     In the event Mr. Stein terminates his employment with the Company for "Good Reason" or is terminated by the Company without "Cause" (as such terms are defined in his employment agreement), he will be entitled to receive a severance payment equal to (i) $680,000 plus (ii) his target incentive bonus for the year of such termination pro-rated for the number of days during such year in which he was employed up to the date of termination. If Mr. Stein is terminated for any reason within 120 days following a "Change in Control" (as such term is defined in his employment agreement), he will be entitled to receive a severance payment equal to the amount described in clause (ii) above plus $980,000.

Option Grants

      The following table sets forth stock options granted in Fiscal 1999 to each of the Company's Executives named in the Summary Compensation Table who held office as of December 31, 1999. The Company did not issue any stock appreciation rights. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms for the Executives named in the Summary Compensation Table at assumed compound rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Stock.

Option/SAR Grants in Last Fiscal Year

                                Individual Grants



                                        Percent
                                       of Total
                        Number of      Options/
                        Securities        SARs                                Potential Realizable Value
                        Underlying     Granted to   Exercise                   at Assumed Annual Rates
                         Options/       Employees   or Base                   of Stock Price Appreciation
                           SARs         in Fiscal    Price        Expiration       For Option Term(a)
    Name                Granted(#)        Year       ($/Sh)           Date        5% ($)        10%($)

Keith B. Stein            906,161         43.0%   $      .23(b)         2009   $  131,072   $  332,163
William G. Magro          426,429         20.0%          .23            2009   $   61,681   $  156,312
Brent Wombolt             133,259          6.3%          .23            2009   $   19,275   $   48,848
James A. Shuler           106,607          5.0%          .23            2009   $   15,420   $   39,078
Frank A. Florio           106,607          5.0%          .23            2009   $   15,420   $   39,078

(a) These amounts, based on assumed appreciation rates of 5% and 10%, the rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(b) Mr. Stein's stock options became fully vested in June 1999 pursuant to applicable provisions of his employment agreement contingent upon the successful consummation of the Restructuring.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

     There were no shares acquired on exercise of stock options and no aggregate gains realized upon exercise in 1999 by the Company's named Executive Officers. The following table sets forth the number of shares covered by exercisable and unexercisable options held by such Executives on December 31, 1999 and the aggregate gains that would have been realized had these options been exercised on December 31, 1999, even though these stock options were not exercised on December 31, 1999. The Company did not issue stock appreciation rights.

FY-End Option/SAR Values



                       Number of Securities
                       Underlying Unexercised                 Value of Unexercised In-The-
                        Options/SARs at FY-                   Money Options/SAR at Fiscal
                              End (#)                               Year End(a)($)

Name                 Exercisable     Unexercisable          Exercisable     Unexercisable

Keith B. Stein        1,028,661               --              $   288,025       $       --
William G. Magro        197,143          294,286                   55,200           82,400
Brent Wombolt            64,419           91,340                   18,037           25,575
James A. Shuler          55,535           73,572                   15,550           20,600
Frank A. Florio          35,535           71,072                    9,950           19,900

(a) As of December 31, 1999, the market stock price of the Company's Common Stock was $.28.

Report on Repricing of Stock Options

     On June 3, 1999 (the "Repricing Date"), in light of the significant challenges facing the Company and the need to retain key executives and directors and to strengthen the mutuality of interests between such persons and the Company's stockholders, the Board of Directors approved the Compensation Committee's repricing of options then outstanding granted to executive officers and certain directors under the 1996 Plan, to an exercise price of $.23 per share, which was the fair market value of the Company's Common Stock immediately after the Restructuring Date as determined by the Board of Directors. In the Compensation Committee's view, the repricing was in the best interest of the Company and its stockholders and provided performance and retention incentives to key executives, whose efforts are essential for the Company's continual progress to achieve profitability. No other material terms of the options were revised. Options held by Mr. Offermann and Mr. Young, non-employee directors, were also repriced in the same manner as the stock options of the Company's executive officers.

The following table contains information concerning the repricing with respect to the named executive officers and directors:

10-YEAR OPTION/SAR REPRICINGS


                                                                                                            Length Of
                                                              Market                                        Original
                                            Number of         Price Of        Exercise                      Option Term
                                            Securities        Stock At        Price At                      Remaining At
                                            Underlying        Time Of         Time Of                       Date Of
                                            Options/SARs      Repricing Or    Repricing Or    New           Repricing Or
                                            Repriced Or       Amendment       Amendment       Exercise      Amendment
Name                  Date                  Amended           ($)              ($)            Price ($)     (Years)
----                  ----                  ------------      ------------    ------------    ---------     -------------


Keith  Stein          June 3, 1999          85,000            $.23            $2.25           $.23          8.66
                      June 3, 1999          22,500            $.23            $5.25           $.23          7.91
                      June 3, 1999          15,000            $.23            $5.25           $.23          8.33

William Magro         June 3, 1999          35,000            $.23            $5.25           $.23          7.91
                      June 3, 1999          30,000            $.23            $2.25           $.23          9.33

Brent Wombolt         June 3, 1999          15,000            $.23            $5.25           $.23          8.00
                      June 3, 1999           7,500            $.23            $2.25           $.23          8.66

James Shuler          June 3, 1999          15,000            $.23            $5.25           $.23          8.00
                      June 3, 1999           7,500            $.23            $2.25           $.23          8.66

Peter Offermann       June 3, 1999           5,000            $.23            $5.25           $.23          7.91
                      June 3, 1999           5,000            $.23            $5.25           $.23          8.25

David Young           June 3, 1999          10,000            $.23            $5.25           $.23          8.50



Compensation Committee:           Board of Directors:
David W. Young                    Keith B. Stein           David Benson
Peter Offermann                   Peter Offermann          Robert Gould
Joseph Donlan                     Joseph P. Donlan         Evelyn Erb
Evelyn Erb                        David W. Young

Stock Options Granted in 1999

     In conjunction with employment agreements that the Company's executive officers executed during 1998, contingent upon the Restructuring and promotions of certain non-executive officers to executive officers, the Company granted such executive officers as a group an aggregate of 1,892,277 stock options of the Company's Common Stock, 1,420,898 of which the Company believes qualify as incentive stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 29, 2000, by (i) each person who is known by the Company to own beneficially 5.0% or more of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes all persons listed have sole voting power and investment power with respect to such shares.


                                                                         Number of
Name and Address of Beneficial Owner                                     Shares(1)      Percent(1)
------------------------------------                                     ---------      ----------

National Auto Finance Company, L.P. (2) ..............................    4,230,000        24.48%
    Via Mizner Financial Plaza, Suite 200
    700 South Federal Highway 33432
    Boca Raton, Florida
The Progressive Entities(3) ..........................................    8,950,212        48.42%
    3 Parklands Drive
    Darien, Connecticut 06820
The 1818 Mezzanine Fund, L.P. (4) ....................................    8,730,714        46.78%
    59 Wall Street
    New York, New York 10005
The Structured Finance High Yield Fund, LLC (5) ......................    8,376,259        43.92%
    One Gateway Center
    Newark, New Jersey 07102
Manufacturers Life Insurance Company  (USA) (6) ......................    6,256,862        34.54%
    45 Milk Street, Suite 600
    Boston, Massachusetts 02109
Robert R. Gould (7) ..................................................    8,730,714        46.78%
    Brown Brothers
    63 Wall Street, 7th Floor
    New York, New York 10005
Evelyn Erb (8) .......................................................    8,950,212        48.42%
    Progressive Capital Markets
    3 Parklands Drive
    Darien CT 06820
David Benson (9) .....................................................    8,950,212        48.42%
    Progressive Capital Markets
    3 Parklands Drive
    Darien CT 06820
Joseph P. Donlan (10) ................................................    8,730,714        46.78%
    Brown Brothers
    63 Wall Street, 7th Floor
    New York, New York 10005
Peter O. Offermann ...................................................       20,000            *
David W. Young .......................................................       35,000            *
Keith B. Stein  (11) .................................................    1,028,661         5.61%
William B. Magro .....................................................      207,143            *
Brent E. Wombolt .....................................................       66,919            *
James E. Shuler ......................................................       58,035            *
Frank A. Florio ......................................................       35,535            *
All directors and executive officers as a group (13 persons) .........   21,190,716        88.05%


------------------

(1) Unless otherwise indicated, the named entities either have sole or shared voting and investment power with respect to the shares shown for them. Percentage ownership is based on 17,280,762 shares outstanding as of February 29, 2000. Includes shares of Common Stock subject to options granted under the Company's 1996 Plan, warrants issued to the Senior Subordinated Noteholders and stock issuable upon the conversion of Convertible Senior Subordinated Promissory Notes, in each case exercisable within 60 days of December 31, 1999 are deemed outstanding for computing the beneficial ownership percentage of the person, group of persons or entities holding such options, warrants or Convertible Senior Subordinated Promissory Notes, but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Unless otherwise indicated, the business address of each of the directors and current executive officers listed in the table above is c/o National Auto Finance Company, Inc., 10302 Deerwood Park Blvd. Suite 100, Jacksonville FL 32256.

(2) The General Partner holds a 1% general partner interest in the Partnership. The Partners of the Partnership include, among others, the First Union Partner, Keith B. Stein, the Chairman and Chief Executive Officer of the Company, and William G. Magro, the President and Chief Operating Officer of the Company. The remaining Partners of the Partnership hold the balance of the limited partner economic interests, including certain of the Junior Subordinated Noteholders; one of the largest such holders is Gary Shapiro, the former Chairman and Chief Executive Officer of the Company. Except for the First Union Partner, each Partner of the Partnership has the right to vote on certain matters specified in the partnership agreement commensurate with each such Partner's respective economic limited partner interest. In accordance with the partnership agreement, the consent of the First Union Partner is generally required before the Partnership may take certain fundamental actions. Pursuant to the Restructuring, the Partnership has granted an irrevocable proxy to the Board designees of the Senior Subordinated Noteholders to vote the 4,230,000 shares of Common Stock held by the Partnership in all matters as to which such shares are entitled to vote. Each of Messrs. Stein and Magro disclaims beneficial ownership of the shares owned by the Partnership.

(3) Includes 3,520,000 shares of the Company's Common Stock over which Progressive shares voting and dispositive power with the Progressive Corporation, Progressive Casualty Insurance Company, and PCI, its affiliates (collectively, the "Progressive Entities"). Also includes an aggregate of $627,442 principal amount of Convertible Senior Subordinated Promissory Notes (which are convertible, at the rate of $.75 per share, into 836,589 shares of the Company's Common Stock), and warrants to purchase 363,623 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of Common Stock held by the Partnership over which the Progressive Entities share voting power with the other Senior Subordinated Noteholders.

(4) Includes 3,119,047 shares of the Company's Common Stock held by the 1818 Fund. Also includes an aggregate of $717,073 principal amount of Convertible Senior Subordinated Promissory Notes (which are convertible, at the rate of $.75 per share, into 956,097 shares of the Company's Common Stock), and warrants to purchase 415,570 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of Common Stock held by the Partnership over which the 1818 Fund shares voting power with the other Senior Subordinated Noteholders. Also includes, in the case of Joseph Donlan, an affiliate of the 1818 Fund, 10,000 shares of the Company's Common Stock that he may purchase pursuant to stock options granted him under the 1996 Plan.

(5) Includes 2,357,143 shares of the Company's Common Stock held by SFHY. Also includes an aggregate of $896,345 principal amount of Convertible Senior Subordinated Promissory Notes (which are convertible, at the rate of $.75 per share, into 1,195,126 shares of the Company's Common Stock), and warrants to purchase 593,761 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of the Company's Common Stock held by the Partnership, over which SFHY shares voting power with the other Senior Subordinated Noteholders.

(6) Includes 1,178,572 shares over which ManuLife holds voting and dispositive power. Also includes an aggregate of $448,170 principal amount of Convertible Senior Subordinated Promissory Notes held by Gerlach & Co., as Nominee for ManuLife (which are convertible, at the rate of $.75 per share, into 597,560 shares of the Company's Common Stock), and warrants to purchase 259,730 shares of the Company's Common Stock at $0.01 per share. Also includes 4,230,000 shares of the Company's Common Stock held by the Partnership over which ManuLife shares voting power with the other Senior Subordinated Noteholders.

(7) Mr. Gould is a director of the Company and Co-manager of the 1818 Fund, which beneficially owns 8,730,714 shares of the Company's Common Stock.

(8) Mrs. Erb is a director of the Company and a Portfolio Manager for Progressive Capital Management Corp., affiliate of the Progressive Entities, which beneficially owns 8,950,212 shares of the Company's Common Stock.

(9) Mr. Benson is a director of the Company and a Portfolio Manager for Progressive Capital Management Corp., an affiliate of the Progressive Entities, which beneficially own 8,950,212 shares of the Company's Common Stock.

(10) Mr. Donlan is a director of the Company and a Co-manager of the 1818 Fund which beneficially owns 8,730,714 shares of the Company's Common Stock, including 10,000 shares that he may purchase pursuant to stock options granted him under the 1996 Plan.

(10) Includes 1,028,661 shares of the Company's Common Stock Mr. Stein may purchase pursuant to stock options granted him under the 1996 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

     The Company, from time to time, has entered into transactions with certain of its principals and stockholders and entities in which they have an interest. The Company believes that each such transaction has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

FIRST UNION

Lending

     Securitization Program. During Fiscal 1999 through February 23, 2000, the Company funded its purchases of loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its loans through daily sales to a bankruptcy-remote master trust financed by a $85,000,000 revolving credit facility with First Union, followed by (ii) the transfer of such warehoused loans from time to time by the Master Trust to a discrete trust, thereby creating renewed availability of capital from the Master Trust. On February 23, 2000, funding availability under the Master Trust was terminated by agreement between the Company and First Union. See Note 14 of Notes to Financial Statement- Subsequent Events. First Union was the sole holder of the Class B Certificates until such certificates were paid in full on April 5, 2000. See Note 14 of Notes to Financial Statement- Subsequent Events. Placement Agent and Underwriting

     First Union Capital Markets Corp. ("FUCMC"), a wholly owned subsidiary of First Union Corporation, served as placement agent for the Company's Senior Subordinated Notes. FUCMC has also privately placed and acted as underwriter for public offerings of asset-backed securities of the Company in connection with the Company's securitization transactions and may act as placement agent or underwriter for the Company's future securitization and financing activities.

Registration Rights

     Pursuant to a registration rights agreement with the Company, the First Union Partner was granted certain rights with respect to the registration under the Securities Act of Common Stock distributed to it by the Partnership.

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

     In addition, if the Company proposes to file a registration statement under the Securities Act with respect to an offering by the Company, in certain circumstances the First Union Partner can exercise piggy-back registration rights to request participation in the offering. The Company is not required to honor in full any such request to register shares of Common Stock if such request would reduce the number or amount of securities to be issued by the Company in any such offering to an amount which, in the opinion of the Board of Directors, is below that which is necessary to accomplish the purposes of such offering and in the best interests of the Company. Furthermore, if the contemplated offering is to be an underwritten offering and the underwriter delivers a written opinion that marketing considerations require a limitation on the number of securities to be sold, then the First Union Partner's piggy-back registration rights will be reduced pro rata to the extent necessary to comply with the underwriter's recommendations.

First Union Partner

     The First Union Partner is a limited partner of the Partnership (see footnote (2) to Principal Stockholders).

First Union Strategic Alliance

     In March 1999, First Union announced publicly that it was exiting the indirect auto finance business due to realigned business strategies. As a result, the Company's referral agreement, which established a loan origination alliance with First Union, has been terminated. The Company continued the relationships with Dealers established by the alliance. The Company is not, however, obligated to continue to pay to First Union referral fees related to business obtained through those dealers.

SENIOR SUBORDINATED NOTES

General

     In December 1997, the Company completed the private placement of $10 million in Common Stock and $40 million principal amount of Senior Subordinated Notes with detachable warrants (the "December Private Placement"). The private placement of the $10 million in Common Stock resulted in the issuance of 761,905 shares of the Company's Common Stock to the 1818 Fund, and 1,142,857 shares of the Company's Common Stock to Progressive. The Senior Subordinated Notes, which mature in seven years, bear interest at 11.875% per annum for the first three years, and increase to 12.875% in year four, 13.875% in year five and 14.875% in years six and seven. The Senior Subordinated Notes and warrants were purchased by the 1818 Fund, Progressive and ManuLife. In March 1998, the Company completed a private placement (the "March Private Placement") of $20 million principal amount of Senior Subordinated Notes to SFHY with detachable warrants under terms similar to that of the December Private Placement. In connection with the December Private Placement and the March Private Placement, the Company issued an aggregate of 1,632,594 detachable warrants with a ten year life, exercisable into Common Stock of the Company at $0.01 per share.

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

JUNIOR SUBORDINATED NOTES

     During 1994, Gary L. Shapiro, Edgar A. Otto and Stephen L. Gurba loaned $1,525,000, $3,675,000 and $123,733, respectively, to the Company. During 1995,
Messrs. Shapiro and Otto loaned $539,000 and $342,000, respectively, to the Company. During 1995, Nova Financial Corporation and Nova Corporation, each of which is a privately-held corporation controlled by Messrs. Shapiro and Otto, loaned $100,000 and $1,115,000, respectively, to the Company. During 1996, Nova Corporation loaned $700,000 to the Company. All of such loans were made on a junior subordinated basis and in exchange for the Junior Subordinated Notes. Each of the Junior Subordinated Notes bears interest at a rate of 8.0% per annum payable quarterly in arrears and matures on December 20, 2004. During 1996, the Company repaid $511,000 and $461,000 to Messrs. Shapiro and Otto, respectively. In January 1997, a portion of the Company's proceeds from its initial public offering were used to repay $2,594,186, $1,302,131, $1,122,361, $90,018 and
$72,754 to Mr. Otto, Nova Corporation, Mr. Shapiro, Mr. Gurba and Nova Financial Corporation, respectively. During January and April 1998, the Company paid the Junior Subordinated Noteholders interest totaling $77,406. No payments of principal or interest have been paid since that date. As of December 31, 1998, the Company owed approximately $2.1 million (including $117,000 of accrued and unpaid interest) on the Junior Subordinated Notes. The Company believes that the terms of each of the Junior Subordinated Notes are as favorable as could have been obtained from an unaffiliated third party.

MANAGEMENT AND SERVICE AGREEMENTS

     The Company was previously party to a management agreement and a service agreement pursuant to which NFC provided operational, financial, legal, accounting, management, advisory and other administrative services relating to the management, business operations, assets and interests of the Company. These agreements were terminated in June 1998. Amounts paid to NFC pursuant to such agreements were $289,000, $884,000 and $603,000 in 1998, 1997 and 1996, respectively. Gary L. Shapiro, the former Chairman and Chief Executive Officer of the Company is the Chairman and Chief Executive Officer and a principal owner of NFC. Keith B. Stein, Chairman of the Board and Chief Executive Officer of the Company, was formerly a managing director of NFC.

     The General Partner holds a 1% interest in the Partnership. A majority of the outstanding capital stock of the General Partner is owned collectively by Messrs. Shapiro and Otto. The limited partners of the Partnership include, among others, S Associates, O Associates, the First Union Partner, Keith B. Stein, Roy
E. Tipton, William G. Magro and Kevin G. Adams. Messrs. Stein and Magro hold minimal minority limited partner interests of the Partnership. Mr. Shapiro, who was formerly Chairman of the Board and Chief Executive Officer of the Company, is the trustee of a trust that owns all of the outstanding capital stock of the general partner of S Associates. Mr. Otto owns all of the outstanding capital stock of the general partner of O Associates. The remaining limited partners of the Partnership hold the balance of the limited partner economic interests.

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

3.1-2    Amendment to the Company's Certificate of Incorporation. (5)*

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

4.6-1 Amended and Restated Promissory Note, dated as of January 3, 1997, payable by National Auto Finance Company LP to the order of Nova Corporation.(3)

4.7 Securities Purchase Agreement (the "Securities Purchase Agreement") by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc., and Manufacturers Life Insurance Company (U.S.A.) dated December 22, 1997.(7)

4.7-1 Waiver and Amendment No. 1 to the Securities Purchase Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc., The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc. and Manufacturers Life Insurance Company.(7)

4.8 Form of Senior Subordinated Promissory Note issued pursuant to the Securities Purchase Agreement.(7)

4.9 Form of Warrant to Purchase Shares of Common Stock of National Auto Finance Company, Inc. issued pursuant to the Securities Purchase Agreement.(7)

4.10 Agreement, dated March 27, 1998, by and between National Auto Finance Company, Inc. and The Structured Finance High Yield Fund, LLC.(7)

4.11 Senior Subordinated Promissory Note, dated March 27, 1998, executed by National Auto Finance Company, Inc. in favor of The Structured Finance High Yield Fund, LLC, in the amount of $20,000,000.00.(7)

4.12 Warrant, issued March 27, 1998, executed by National Auto Finance Company, Inc.(7)

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

10.2     1996 Share Incentive Plan.(3)

10.2-1   Company's 1996 Share Incentive Plan, as amended.(5)*

10.3     401(k) Plan.(1)

10.4 Employment Agreement, dated as of July 1, 1996, between National Auto Finance Company, Inc. and William G. Magro.(3)

10.4-1 First Amendment to Employment Agreement, dated as of May 27, 1997, between National Auto Finance Company, Inc. and William G. Magro.(7)

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

10.10 NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company LP, as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.10-1 Consent and Amendment, dated as of July 2, 1996, to NAFCO Auto Receivables Master Trust Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company LP, as the Administrator, and Bankers Trust Company, as Trustee.(7)

10.11 Series 1994-R, Class B Supplement, dated as of December 8, 1994, to the Pooling and Administration Agreement, dated as of December 8, 1994, among NAFCO Funding Trust, as Transferor, National Auto Finance Company LP, as the Administrator, and Bankers Trust Company, as Trustee.(1)

10.12 Trust Agreement, dated as of October 5, 1994, between National Auto Finance Corporation and Bankers Trust.(1)

10.13 First Amendment and Restated Trust Agreement of NAFCO Funding Trust, dated as of December 8, 1994, between National Auto Finance Company LP, as Depositor, The Chase Manhattan Bank (USA), as Owner Trustee and Gary
         L. Shapiro and Edgar A. Otto, as Co-Trustees.(1)

10.14 Amended and Restated Servicing Agreement, dated as of December 5, 1994, by and between World Omni Financial Corp. and National Auto Finance Company LP(1)

10.14-1 Amendment to Amended and Restated Servicing Agreement, dated as of September 6, 1995, by and among World Omni Financial Corp. and National Auto Finance Company LP(7)

10.14-2 Second Amendment to Amended and Restated Servicing Agreement, dated as of June 24, 1997, by and between Omni Financial Services of America, Inc., as assignee of World Omni Financial Corp., and National Auto Finance Company, Inc., as assignee of National Auto Finance Company LP(7)

10.14-3 Third Amendment to the Amended and Restated Servicing Agreement, dated as of September 12, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(7)

10.14-4 Fourth Amendment to the Amended and Restated Servicing Agreement, dated as of October 12, 1997, by and between Omni Financial Services of America, Inc.(7*

10.14-5 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. ("WOFC"), as Servicer, and National Auto Finance Company LP, dated as of November 21, 1995 by and between Omni Financial Services of America, Inc., as assignee of WOFC ("Servicer") and NAFCO.(1)

10.14-6 Supplement to the Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, between World Omni Financial Corp. (WOFC) and National Auto Finance Company LP (NAFCO), dated as of November 13, 1996 by and between Omni Financial Services of America, Inc., as assignee of WOFC, and NAFCO.(2)

10.14-7 Supplement to Amended and Restated Servicing Agreement, December 5, 1994, as amended as of October 1, 1995 and November 13, 1996, dated as of July 23, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(7)

10.14-8 Supplement to Amended and Restated Servicing Agreement, dated as of December 5, 1994, as amended as of October 1, 1995, June 24, 1997 and July 21, 1997 and supplemented as of November 21, 1995, November 13, 1996, July 12, 1997 and September 19, 1997, by and between Omni Financial Services of America, Inc. and National Auto Finance Company, Inc.(7)

10.15 Certificate Purchase Agreement, dated as of December 8, 1994, among NAFI Funding Trust, National Auto Finance Company LP, as Initial Administrator and First Union National Bank of North Carolina.(1)

10.16    [Intentionally Omitted]

10.16-1 First Amendment of Management Agreement, dated as of January 1, 1996, by and between National Auto Finance Company LP, Auto Credit Clearinghouse LP and National Auto Finance Corporation.(1)

10.16-2 Second Amendment to Management Agreement, dated as of January 1, 1997, by and among National Auto Finance Corporation, National Auto Finance Company, Inc., National Auto Finance Company, LP and National Financial Companies LLC.(7)

10.17    [Intentionally Omitted]

10.17-1 First Amendment to Services Agreement, dated as of January 1, 1996, by and between National Auto Finance Corporation and National Financial Corporation.(1)

10.17-2 Second Amendment to Services Agreement, dated as of January 1, 1997, by and between National Auto Finance Corporation, National Auto Finance Company, Inc. and National Financial Companies LLC.(7)

10.18 Pooling and Servicing Agreement, dated as of October 1, 1995, by and among National Financial Auto Funding Trust, as Transferor, National Auto Finance Company LP, as Master Servicer, and Harris Trust and Savings Bank, as Trustee.(1)

10.19 Assignment Agreement, dated as of October 1, 1995, between Bankers Trust Company, as Trustee, and National Financial Auto Funding Trust.(1)

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

10.37 Lease Agreement, dated as of June 16, 1997, by and between CTC Investments II Limited and National Auto Finance Company, Inc.(7)

10.37-1 First Amendment to Lease Agreement dated June 16, 1997 by and between CTC Investments II Limited and National Auto Finance Company, Inc. dated October 1, 1997.(7)

10.38 Referral Agreement, dated as of April 15, 1996, by and between First Union National Bank of North Carolina and Auto Credit Clearinghouse LP(4)

10.39 Trust Agreement, dated as of July 21, 1997, between National Financial Auto Funding Trust and Wilmington Trust Company, as trustee.(7)

10.40 Indenture, dated as of June 29, 1997, by and between National Auto Finance 1997-1 Trust and Harris Trust and Savings Bank as Trustee.(7)

10.41 Sale and Servicing Agreement, dated as of June 29, 1997, by and among National Auto Finance 1997-1 Trust, as Seller, National Financial Auto Finance 1997-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(7)

10.42 Financial Guaranty Insurance Policy, dated as of July 23, 1997, delivered by Financial Security Assurance, Inc.(7)

10.43 Purchase and Contribution Agreement, dated June 29, 1997, by and between National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(7)

10.44 Sale Agreement, dated as of June 29, 1997, by and between National Financial Auto Funding Trust II and National Financial Auto Funding Trust.(7)

10.45 Indemnification Agreement, dated as of July 23, 1997, by and among Financial Security Assurance Inc., National Finance Auto Funding Trust and First Union Capital Markets Corp.(7)

10.46 Amendment No. 1 dated 1997, by and among National Financial Auto Funding Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995 and Master Spread Account Agreement dated as of November 13, 1996, in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(7)

10.47 Amendment No. 1 dated October 1, 1997, among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc. to Insurance and Indemnity Agreement dated as of November 21, 1995 and Insurance and Indemnity Agreement dated as of November 13, 1996 in each case among Financial Security Assurance Inc., National Financial Auto Funding Trust and National Auto Finance Company, Inc.(7)

10.48 Amendment to First Amended and Restated Trust Agreement dated as of December 8, 1994 among National Auto Finance Company, Inc., the Trustee, and the Co-Trustees, and Section 10.03 of the Trust Agreement dated as of December 8, 1995 among National Auto Finance Company, Inc., the Trustee and the Co-Trustees, made as of October 1, 1997 among National Auto Finance Company, Inc., The Chase Manhattan Bank Delaware, as Trustee of National Financial Auto Funding Trust II and National Financial Auto Funding Trust II and the co-trustee of such trusts.(7)

10.49 Investment Agreement dated as of October 1, 1997 by and between National Auto Finance Company, Inc. and FSA Portfolio Management, Inc.(7)

10.50 Revolving Credit Agreement dated as of September 29, 1997 among National Auto Finance Company, Inc. and BankBoston, N.A., for itself and as agent for the other lending institutions named therein.(7)

10.50-1 Amendment Agreement No. 1 to Revolving Credit Agreement dated October 1, 1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(7)

10.50-2 Amendment Agreement No. 2 to Revolving Credit Agreement dated December 19, 1997 by and between National Auto Finance Company, Inc. and BankBoston, N.A. and the other lending institutions party thereto and BankBoston, N.A., as agent for itself and other banking institutions.(7)

10.50-3 Amendment Agreement No. 3 to the Revolving Credit Agreement, dated March 19, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(7)

10.50-4 Amendment Agreement No. 4 to the Revolving Credit Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc. BankBoston, N.A. and the other lending institutions party thereto.(7)

10.51 Trademark Collateral Security and Pledge Agreement dated as of September 29, 1997, between National Auto Finance Company, Inc. and BankBoston, N.A., for itself and other banking institutions.(7)

10.52 Pledge Agreement made as of September 29, 1997 by and among National Auto Finance Company, Inc., National Chartered Auto Corporation and BankBoston, N.A.(7)

10.53 Note dated as of September 29, 1997 payable by National Auto Finance Company, Inc. to BankBoston, N.A., as agent.(7)

10.54    [Intentionally Omitted]

10.55    [Intentionally Omitted]

10.56    [Intentionally Omitted]

10.57 Lease Agreement dated April 8, 1996, by and between CanPro Investments Ltd. and National Auto Financial Corporation or its assignee Auto Credit Clearinghouse.(7)

10.58 Software License, Support and Usage Agreement dated as of February 14, 1997 by and between BNI, Inc. and National Auto Finance Company LP(7)

10.58-1 First Amendment to Software License, Support and Usage Agreement dated as of December 15, 1997 by and between BNI, Inc. and National Auto Finance Company LP(7)

10.59 Software Sublicense, Support and Usage Agreement dated as of February 17, 1997, by and between Pinnacle Portfolio Services LLC and National Auto Finance Company, Inc.(7)

10.60 Consent and Amendment, dated as of September 25, 1997, between National Financial Auto Funding Trust, National Auto Finance Company, Inc., First Union National Bank and Bankers Trust Company, as Trustee of National Financial Auto Receivables Master Trust.(7)

10.61 Security Agreement, dated as of September 29, 1997, between National Auto Finance Company, Inc. and BankBoston, N.A., as agent for itself and other banking institutions.(7)

10.62    [Intentionally Omitted.]

10.63 Amendment, dated as of September 25, 1997, to Pooling and Servicing Agreements, dated as of October 1, 1995 and October 21, 1996, each among National Financial Auto Funding Trust, National Auto Finance Company, Inc., as successor to National Auto Finance Company LP, and Harris Trust and Savings Bank, as trustee.(7)

10.64 Waiver letter of Financial Assurance Inc., dated as of September 25, 1997, to National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(7)

10.65    [Intentionally Omitted.]

10.66 Insurance and Indemnity Agreement, among Financial Security Assurance Inc., National Auto Finance 1997-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of July 23, 1997.(7)

10.67 Master Spread Account Agreement, dated as July 23, 1997, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(7)

10.68 Custodial Agreement, dated as of July 23, 1997, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(7)

10.69 $1.5 million Promissory Note, dated as of August 25, 1997, payable by National Auto Finance Company, Inc. to First Union National Bank.(7)

10.70 Security Agreement, dated as of August 25, 1997, delivered by National Auto Finance Company, Inc. to First Union National Bank.(7)

10.71 Loan Agreement, dated as of August 25, 1997, by and between First Union National Bank and National Auto Finance Company, Inc.(7)

10.72 Voting Agreement by and among The 1818 Mezzanine Fund, LP, PC Investment Company, Progressive Investment Company, Inc. and National Auto Finance Company, L.P dated December 22, 1997.(7)

10.73 Restated Registration Rights Agreement, dated March 27, 1998, by and among National Auto Finance Company, Inc. and Certain Investors.(7)

10.74 Junior Subordination Agreement, dated as of March 27, 1998, among BankBoston, N.A., The 1818 Mezzanine Fund, LP, PC Investment Company, Manufacturers Life Insurance Company (U.S.A.), Nova Financial Corporation, Nova Corporation, The Structured Finance High Yield Fund, LLC and National Auto Finance Company, Inc.(7)

10.75 Indenture, dated as of December 15, 1997, by and between National Auto Finance 1998-1 Trust and Harris Trust and Savings Bank at Trustee.(7)

10.76 Sale and Servicing Agreement, dated as of December 15, 1997, by and among National Auto Finance 1998-1 Trust, as Seller, National Financial Auto Finance 1998-1 Trust, National Auto Finance Company, Inc. as Servicer, and Harris Trust and Savings Bank, as Trust Collateral Agent and Back-up Servicer.(7)

10.77 Insurance and Indemnity Agreement, among Financial Security Assurance Inc., National Auto Finance 1998-1 Trust, National Financial Auto Funding Trust and National Auto Finance Company, Inc., dated as of January 20, 1998.(7)

10.78 Master Spread Account Agreement, dated as January 20, 1998, among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as Trustee and as Collateral Agent.(7)

10.79 Custodial Agreement, dated as of January 20, 1998, by and between Omni Financial Services of America, Inc., as custodian, and National Auto Finance Company, Inc., as servicer.(7)

10.80 Sale Agreement, dated as of December 15, 1997, by and between National Financial Auto Funding Trust Il and National Financial Auto Funding Trust.(7)

10.81 Trust Agreement, dated as of December 15, 1997, between National Financial Auto Funding Trust and Wilmington Trust Company.(7)

10.82 Purchase and Contribution Agreement, dated December 15, 1997, by and between National Auto Finance Company, Inc. and National Financial Auto Funding Trust.(7)

10.83 Assignment Agreement, dated as of December 15, 1997, between Bankers Trust Company and National Financial Auto Funding Trust II.(7)

10.84 Indemnification Agreement, dated as of January 20, 1998, by and among Financial Security Assurance Inc., National Financial Auto Funding Trust and First Union Capital Markets Corp.(7)

10.85 Amendment, dated as of January 20, 1998, by and among National Financial Auto Funding Trust, Financial Security Assurance Inc., Harris Trust and Savings Bank, as collateral agent, and National Auto Finance Company, Inc. to Master Spread Account Agreement dated as of November 21, 1995, Master Spread Account Agreement dated as of November 13, 1996, and Master Spread Account Agreement dated as of July 23, 1997 in each case among National Financial Auto Funding Trust, Financial Security Assurance Inc. and Harris Trust and Savings Bank, as trustee and as collateral agent.(7)

10.86 Referral Agreement, dated as of February 26, 1998, by and between U.S. Bank, N.A. and Auto Credit Clearinghouse, a division of National Auto Finance Company, Inc.(7)

10.87 Restructuring Agreement, dated as of April 7, 1999 by and among the Company, National Auto Finance Company, L.P., National Auto Finance Corporation, The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc. Manufacturers Life Insurance Company (U.S.A.), and The Structured Finance High Yield Fund, LLC.(6)

10.88 Revolving Credit, Term Loan and Security Agreement dated as of March 31, 1999 by and among National Auto Funding Trust, the Company and First Union National Bank.(6)

10.89 Note Exchange Agreement dated as of April 7, 1999 by and among the Company, Nova Financial Corporation, Nova Corporation, Stephen L. Gurba, Edgar Otto and Gary L. Shapiro.(6)

10.90 Amended and Restated Junior Subordination Agreement, dated as of April 7, 1999 among The 1818 Mezzanine Fund, L.P., PC Investment Company, Manufacturers Life Insurance Company (U.S.A.), The Structured Finance High Yield Fund, and others, and the Company.(6)

10.91 Release and Consent Not to Sue, dated as of April 7, 1999 by National Auto Finance Company L.P., National Auto Finance Corporation, Nova Financial Corporation, Nova Corporation, Gary L. Shapiro, Edgar A. Otto, and Stephen L. Gurba for itself or himself and on behalf of others, releasing the Company and others from certain claims, etc. (6)

10.92 Release dated as of April 7, 1999 by The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc., Manufacturers Life Insurance Company (U.S.A.), and The Structured Finance High Yield Fund, LLC for itself and other named Releasors releasing the Company and other named Releasees. (6)

10.93 Amended and Restated Pooling and Administration Agreement, dated as of December 8, 1994 and restated in its entirety as of April 7, 1999 by and among National Financial Auto Funding Trust II, the Company and Bankers Trust Company.(6)

10.94 Amendment One to Back-up Servicing Agreement, dated as of March 31, 1999 by and among CSC Logic/MSA LLP, the Company, First Union National Bank and Bankers Trust, as trustee and National Financial Auto Funding Trust II.(6)

10.95 Consent and Amendment, dated as of March 31, 1999 by and among National Financial Auto Funding Trust II, the Company, First Union National Bank and Bankers Trust Company, as trustee.(6)

10.96 Reissuance of Series 1994-R class B Certificate registered in the name of First Union National Bank as owner of a fractional undivided interest in the National Financial Auto Receivables Master Trust.(6)

10.97 Certificate Agreement, dated as of March 31, 1999 between National Chartered Auto Corporation and the Company.(6)

10.98 Consent and Amendment, dated as of March 31, 1999 to the Pooling and Servicing Agreement dated as of October 1, 1995, and the Pooling and Servicing Agreement, dated as of October 21, 1996 each among National Financial Auto Funding Trust, the Company, and Harris Trust and Savings Bank, as trustee. (6)

10.99 National Auto Finance Company, Inc. Owner Trustee and National Financial Auto Funding Trust Indenture Trustee Irrevocable Instruction Letter dated as of March 31, 1999 addressed to Wilmington Trust Company, as Owner Trustee, Harris Trust and Savings Bank, as Trustee, and Chase Manhattan Bank Delaware, as Trustee, each as trustee to various trusts.(6)

10.100 Amendment to Trust Agreement dated as of March 31, 1999 of the First Amended and Restated Trust Agreement dated as of December 8, 1994 among the Company, Chase Manhattan Bank Delaware, as Trustee and certain other Co-Trustees.(6)

10.101 Agreement for Monitoring and Back-up Servicing, dated as of March 31, 1999 among the Company, CSC Logic/MSA LLP and Financial Security Assurance Inc.(6)

10.102 Amendment to Custodian Agreement, dated as of March 31, 1999 to the Custodian Agreement, dated as of October 15, 1998, by and among Harris Trust and Savings Bank as Custodian, the Company as Administrator and Harris Trust and Savings Bank as trustee of various trusts.(6)

10.103 Supplement to Back-up Servicing Agreement, dated as of March 31, 1999 by and among National Auto Funding Trust, the Company and Harris Trust and Savings Bank to the Back-up Servicing Agreement dated as of March 31, 1999.(6)

10.104 Agreement and Amendment, dated as of March 31, 1999 among Financial Security Assurance Inc., National Financial Auto Funding Trust, the Company, National Auto Finance 1997-1 Trust and National Auto Finance 1998-1 Trust to Insurance and Indemnity Agreements dated as of November 21, 1995, November 13, 1996, July 23, 1997 and January 20, 1998 in each case among Financial Security Assurance Inc., National Financial Auto Funding Trust and the Company and with respect to the Insurance and Indemnity Agreement dated as of July 23, 1997, also among National Auto Finance 1997-1 Trust and with respect to the Insurance and Indemnity Agreement dated as of January 20, 1998 also among National Auto Finance 1998-1 Trust.(6)

10.105 Agreement and Amendment dated as of March 31, 1999 among Financial Security Assurance Inc., National Financial Auto Funding Trust, Harris Trust and Savings Bank, to Series 1996-1 Supplement, Series 1997-1 Supplement and Series 1998-1 Supplement each dated as of March 31, 1998 to the First Amended and Restated Master Spread Account Agreement dated as of March 31, 1998.(6)

10.106 Insurance and Indemnity Agreement, dated as of September 1, 1999 among Financial Security Assurance Inc., National Auto Finance 1999-1 Trust, National Financial Auto Funding Trust and the Company.(5)*

10.107 Indemnification Agreement, dated as of September 1, 1999 between Financial Security Assurance, Inc. and National Financial Auto Funding Trust.(5)*

10.108 Indenture, dated as of September 1, 1999, by and between National Auto Finance 1999-1 Trust and Harris Trust and Savings Bank as Trustee.(5)*

10.109 Sale and Servicing Agreement, dated as of September 1, 1999, by and among National Auto Finance 1999-1 Trust, as Seller, National Financial Auto Finance 1999-1 Trust, the Company as Servicer, and Harris Trust and Savings Bank as Trust Collateral Agent and Back-up Servicer.(5)*

10.110 Sale Agreement, dated as of September 1, 1999 between National Financial Auto Funding Trust II and National Financial Auto Funding Trust.(5)*

10.111 Custodial Agreement, dated as of September 1, 1999 between Harris Trust and Saving Bank as Custodian and as Trustee and Trust Collateral Agent and the Company.(5)*

10.112 Trust Agreement, dated as of September 1, 1999, between National Auto Funding Trust and Wilmington Trust Company as Owner Trustee.(5)*

10.113 Amended and Restated Trust Agreement dated as of September 1, 1999 between National Financial Auto Funding Trust and Wilmington Trust Company as Owner Trustee.(5)*

10.114 Assignment Agreement dated as of September 1, 1999, between Bankers Trust Company and National Auto Financial Funding Trust II.(5)*

10.115 Series 1999-1 Supplement dated as of September 1, 1999 to the First Amended and Restated Master Spread Account Agreement dated as of March 31, 1998 among National Financial Auto Funding Trust, Financial Security Assurance, Inc., and Harris Trust and Savings Bank, as Trustee and Collateral Agent.(5)*

10.116 Agreement for Monitoring and Back-up Servicing, dated as of September 1, 1999, among the Company, CSC Logic/MSA LLP d/b/a Loan Servicing Enterprise and Financial Security Assurance.(5)*

10.117 Supplement to Back-up Servicing Agreement, dated as of September 1, 1999 among National Financial Auto Funding Trust, the Company and Harris Trust and Savings Bank to the Back-up Servicing Agreement dated as of March 31, 1998.(5)*

10.118 Amendment Number 1 to the Amended and Restated Pooling and Administration Agreement, dated as of May 1999, among National Financial Auto Funding Trust II, the Company and Bankers Trust Company as Trustee.(5)*

10.119 Amendment Number 2 to the Amended and Restated Pooling and Administration Agreement, dated as of September 21, 1999 among National Financial Auto Funding Trust II, the Company and Bankers Trust Company as Trustee.(5)*

10.120 Amendment Number 3 to the Amended and Restated Pooling and Administration Agreement dated as of September 24, 1999 among National Financial Auto Funding Trust II, the Company and Bankers Trust Company, as Trustee.(5)*

10.121 Referral Agreement, dated as of September 22, 1999, by and between the Company and Atlantic Coast Federal Credit Union.(5)*

10.122 First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of September 23, 1999 among National Financial Auto Funding Trust, the Company, and First Union National Bank.(5)*

10.123 Servicing Agreement, dated as of October 20, 1999, by and between the Company and Atlantic Coast Federal Credit Union.(5)*

10.124 Wavier, effective as of September 30, 1999 of The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc., Manufacturers Life Insurance Company (U.S.A.), and The Structured Finance High Yield Fund, L.L.C., for the benefit of the Company. (5)*

10.125 Contract Sale Agreement, dated as of February 4, 2000, by and between the Company and Nuvell Credit Corporation redesignated from Exhibit
         10.109 filed as an Exhibit to the Company's Form 8-K filed on February 14, 2000.(5)*

10.126 Servicing Agreement, dated as of February 4, 2000, by and between the Company and Nuvell Credit Corporation redesignated from Exhibit 10.110 filed as an Exhibit to the Company's Form 8-K filed on February 14, 2000.(5)*

10.127 Amendment Number 4 to the Amended and Restated Pooling and Administration Agreement, dated as of February 22, 2000 among National Financial Auto Funding Trust II, the Company, and Bankers Trust Company as Trustee.(5)*

10.128 Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of February 22, 2000 among National Financial Auto Funding Trust, the Company and First Union National Bank.(5)*

10.129 Letter Agreement with respect to the B Note Commitment Letter dated as of February 22, 2000 by and between First Union National Bank and the Company.(5)*

10.130 Wavier, effective as of December 31, 1999 of The 1818 Mezzanine Fund, L.P., PC Investment Company, Progressive Investment Company, Inc., Manufacturers Life Insurance Company (U.S.A.), and The Structured Finance High Yield Fund, L.L.C., for the benefit of the Company. (5)*

10.131 First Amendment to Contract Sale Agreement effective as of February 29, 2000, by and between the Company and Nuvell Credit Corporation. (5)*

10.132 Sale and Purchase Agreement dated as of March 30, 2000 by and between the Company as Guarantor, National Financial Auto Funding Trust II as Seller, and Nuvell Credit Corporation as Purchaser. (5)*

10.133 Amendment No. 1 to Sale and Purchase Agreement effective as of April 5, 2000 by and between Nuvell Credit Corporation as Purchaser and National Financial Auto Funding Trust II as Seller and the Company as Guarantor.

10.134 Amendment No. 2 to Contract Sale Agreement and Amendment No. 1 to Servicing Agreement dated as of April 7, 2000 by and between the Company and Nuvell.

11.1     Earnings Per Share (5)

23.1     Consent of BDO Seidman, LLP (5)*

23.2     Consent of KPMG Peat Marwick LLP (5)*

23.3     Consent of KPMG Peat Marwick LLP(5)*
27.1     Financial Data Schedule (5)

--------------

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

(5) Filed herewith.

(6) Incorporated by reference to the Company's Form 10-K/A filed with the Commission on August 24, 1999.

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on May 1, 1998.

Reports on Form 8-K

On March 10, 1999, the Company filed a Form 8-K announcing that it had been notified by the Nasdaq Stock Market Inc. that the Company's Common Stock has been delisted from trading on the Nasdaq National Market, effective as of the close of business on March 9, 1999. Nasdaq informed the Company that it has been delisted for failure to comply with both the public float and minimum bid price requirements.

On April 13, 1999, the Company filed a Form 8-K announcing it that it has completed a financial restructuring of its Senior Subordinated and Junior Subordinated Notes, resolved certain other issues with its Senior Subordinated Noteholders and Junior Subordinated Noteholders, entered into several loan facilities and arrangements with First Union National Bank, and modified certain of the terms of the insurance guarantee arrangements with Financial Security Assurance, the Company's bond insurer, related to the Company's securitized asset-backed bonds.

On May 18, 1999, the Company filed an 8-K Form announcing the filing of its 1998 Annual Report on Form 10-K which reflected a loss of $33.7 million or $(3.73) per share for the year ended December 31, 1998, as compared to a loss of $18.6 million or $(2.62) per share for the year ended December 31, 1997, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which reflected a loss of $1.8 million or $(0.20) per share for the quarter as compared to a loss of $5.2 million or $(0.57) per share for the quarter ended March 31, 1998. The 1999 first quarter loss was primarily due to decreased revenues resulting from the continued curtailment of origination volume in the quarter.

On June 17, 1999, the Company filed a Form 8-K announcing Keith B. Stein had been named Chairman of the Board, in addition to his role as Chief Executive Officer of the Company and the promotions of William B. Magro to President, in addition to his role as Chief Operating Officer. The Company also announced the promotion of Brent Wombolt to Senior Vice President-Operations and Originations, from Vice President and Frank Florio to Vice President- Management Information Systems, from Assistant Vice President. The Company also announced that it scheduled its annual meeting of the Company's stockholders for the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL AUTO FINANCE COMPANY, INC.


         Date: March 22, 2000          By: /s/ KEITH B. STEIN
                                           -------------------------------------
                                           Name:   Keith B. Stein
                                           Title:  Chairman of the Board and
                                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Keith B. Stein                              Chief Executive Officer                        Date: March 22, 2000
------------------------------------              (principal executive officer)
     Keith B. Stein



/s/ Brian W. Thompson                           Vice President, Finance, and                   Date: March 22, 2000
------------------------------------              Accounting, Treasurer (principal
     Brian Thompson                               accounting and financial officer)



/s/ Joseph P. Donlan                            Director                                       Date: March 22, 2000
------------------------------------
     Joseph P. Donlan



/s/ Peter Offermann                             Director                                       Date: March 22, 2000
 -----------------------------------
     Peter Offermann



/s/ David W. Young                              Director                                       Date: March 22, 2000
------------------------------------
     David W. Young



/s/ David Benson                                Director                                       Date: March 17, 2000
-----------------------------------------
     David Benson



/s/ Evelyn Erb                                  Director                                       Date: March 17, 2000
-----------------------------------------
     Evelyn Erb



/s/ Robert R. Gould                             Director                                       Date: March 22, 2000
-----------------------------------------
Robert R. Gould

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1-2          Amendment to the Company's Certificate of Incorporation.

10.2-1         Company's 1996 Share Incentive Plan, as amended.

10.106 Insurance and Indemnity Agreement, dated as of September 1, 1999 among Financial Security Assurance Inc., National Auto Finance
               1999-1 Trust, National Financial Auto Funding Trust and the
               Company.

10.107         Indemnification Agreement, dated as of September 1, 1999 between
               Financial Security Assurance, Inc. and National Financial Auto
               Funding Trust.

10.108 Indenture, dated as of September 1, 1999, by and between National Auto Finance 1999-1 Trust and Harris Trust and Savings
               Bank as Trustee.

10.109 Sale and Servicing Agreement, dated as of September 1, 1999, by and among National Auto Finance 1999-1 Trust, as Seller, National
               Financial Auto Finance 1999-1 Trust, the Company as Servicer, and
               Harris Trust and Savings Bank as Trust Collateral Agent and
               Back-up Servicer.

10.110         Sale Agreement, dated as of September 1, 1999 between National
               Financial Auto Funding Trust II and National Financial Auto
               Funding Trust.

10.111         Custodial Agreement, dated as of September 1, 1999 between Harris
               Trust and Saving Bank as Custodian and as Trustee and Trust
               Collateral Agent and the Company.

10.112         Trust Agreement, dated as of September 1, 1999, between National
               Auto Funding Trust and Wilmington Trust Company as Owner Trustee.

10.113         Amended and Restated Trust Agreement dated as of September 1,
               1999 between National Financial Auto Funding Trust and Wilmington
               Trust Company as Owner Trustee.

10.114         Assignment Agreement dated as of September 1, 1999, between
               Bankers Trust Company and National Auto Financial Funding
               Trust II.

10.115         Series 1999-1 Supplement dated as of September 1, 1999 to the
               First Amended and Restated Master Spread Account Agreement dated as of March 31, 1998 among National Financial Auto Funding Trust,
               Financial Security Assurance, Inc., and Harris Trust and Savings
               Bank, as Trustee and Collateral Agent.

10.116 Agreement for Monitoring and Back-up Servicing, dated as of September 1, 1999, among the Company, CSC Logic/MSA LLP d/b/a
               Loan Servicing Enterprise and Financial Security Assurance.

10.117         Supplement to Back-up Servicing Agreement, dated as of
               September 1, 1999 among National Financial Auto Funding Trust, the Company and Harris Trust and Savings Bank to the Back-up
               Servicing Agreement dated as of March 31, 1998.

10.118         Amendment Number 1 to the Amended and Restated Pooling and
               Administration Agreement, dated as of May 1999, among National
               Financial Auto Funding Trust II, the Company and Bankers Trust
               Company as Trustee.

10.119         Amendment Number 2 to the Amended and Restated Pooling and
               Administration Agreement, dated as of September 21, 1999 among
               National Financial Auto Funding Trust II, the Company and Bankers
               Trust Company as Trustee.

10.120         Amendment Number 3 to the Amended and Restated Pooling and
               Administration Agreement dated as of September 24, 1999 among
               National Financial Auto Funding Trust II, the Company and Bankers
               Trust Company, as Trustee.

10.121 Referral Agreement, dated as of September 22, 1999, by and between the Company and Atlantic Coast Federal Credit Union.

10.122         First Amendment to Revolving Credit, Term Loan and Security
               Agreement, dated as of September 23, 1999 among National
               Financial Auto Funding Trust, the Company, and First Union
               National Bank.

10.123 Servicing Agreement, dated as of October 20, 1999, by and between the Company and Atlantic Coast Federal Credit Union.

10.124         Wavier, effective as of September 30, 1999 of the 1818 Mezzanine
               Fund, L.P., PC Investment Company, Progressive Investment
               Company, Inc., Manufacturers Life Insurance Company (U.S.A.), and
               The Structured Finance High Yield Fund, L.L.C., for the benefit of the Company.

10.125 Contract Sale Agreement, dated as of February 4, 2000, by and between the Company and NuVell Credit Corporation redesignated from Exhibit 10.109 filed as an Exhibit to the Company's Form
               8-K filed on February 14, 2000.

10.126 Servicing Agreement, dated as of February 4, 2000, by and between the Company and NuVell Credit Corporation redesignated from Exhibit 10.110 filed as an Exhibit to the Company's
               Form 8-K filed on February 14, 2000.

10.127         Amendment Number 4 to the Amended and Restated Pooling and
               Administration Agreement, dated as of February 22, 2000 among
               National Financial Auto Funding Trust II, the Company, and
               Bankers Trust Company as Trustee.

10.128         Second Amendment to Revolving Credit, Term Loan and Security
               Agreement, dated as of February 22, 2000 among National Financial
               Auto Funding Trust, the Company and First Union National Bank.

10.129 Letter Agreement with respect to the B Note Commitment Letter dated as of February 22, 2000 by and between First Union National
               Bank and the Company.

10.130         Wavier, effective as of December 31, 1999 of the 1818 Mezzanine
               Fund, L.P., PC Investment Company, Progressive Investment
               Company, Inc., Manufacturers Life Insurance Company (U.S.A.), and
               The Structured Finance High Yield Fund, L.L.C., for the benefit of the Company.

10.131         First Amendment to Contract Sale Agreement effective as of
               February 29, 2000, by and between the Company and Nuvell Credit
               Corporation.

10.132 Sale and Purchase Agreement dated as of March 30, 2000 by and between the Company as Guarantor, National Financial Auto Funding
               Trust II as Seller, and Nuvell Credit Corporation as Purchaser.

10.133         Amendment No. 1 to Sale and Purchase Agreement effective as of
               April 5, 2000 by and between Nuvell Credit Corporation as
               Purchaser and National Financial Auto Funding Trust II as Seller and the Company as Guarantor.

10.134 Amendment No. 2 to Contract Sale Agreement and Amendment No. 1 to Servicing Agreement dated as of April 7, 2000 by and Between the Company and Nuvell.

11.1           Earnings Per Share

23.1           Consent of BDO Seidman, LLP

23.2           Consent of KPMG Peat Marwick LLP

23.3           Consent of KPMG Peat Marwick LLP

27.1           Financial Data Schedule