Form 10-Q
period 2000-03-31
NATIONAL AUTO FINANCE CO INC
filed 2000-05-15
CIK 1024332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________



                         Commission file number 0-22067


                       NATIONAL AUTO FINANCE COMPANY, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                    65-0688619
  -------------------------------             --------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)



  10302 Deerwood Park Blvd., Suite 100, Jacksonville, Florida        32256
 ------------------------------------------------------------     -------------
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

                       NATIONAL AUTO FINANCE COMPANY, INC.

                               INDEX TO FORM 10-Q


PART 1. FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                               ----
         Item 1.  Financial Statements (unaudited)
                     Balance Sheets as of March 31, 2000 and December 31, 1999:                                 5
                     Statements of Operations for the Three Months
                          Ended March 31, 2000 and 1999:                                                        6
                     Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999:               7
                     Notes to Financial Statements:                                                             8
         Item 2.   Management's Discussion and Analysis of Financial Condition and
                          Results of Operations:                                                               11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                             19
         Item 2. Other Information                                                                             20
         Item 3. Exhibits and Reports on Form 8-K:                                                             20
SIGNATURES:                                                                                                    22

EXHIBIT INDEX:                                                                                                 23
           Exhibit 3.1-2       Amendment to the Company's Certificate of Incorporation.                        N/A
           Exhibit 10.2-1      Company's 1996 Share Incentive Plan, as amended.                                N/A
           Exhibit 10.125      Contract Sale Agreement, dated as of February 4, 2000, by and between the
                               Company and Nuvell Credit Corporation.                                          N/A
           Exhibit 10.126      Servicing Agreement, dated as of February 4, 2000, by and between the
                               Company and Nuvell Credit Corporation.                                          N/A
           Exhibit 10.127      Amendment Number 4 to the Amended and Restated Pooling and
                               Administration Agreement, dated as of February 22, 2000 among National
                               Financial Auto Funding Trust II, the Company, and Bankers Trust Company
                               as Trustee.                                                                     N/A
           Exhibit 10.128      Second Amendment to Revolving Credit, Term Loan and Security
                               Agreement, dated as of February 22, 2000 among National Financial Auto
                               Funding Trust, the Company and First Union National Bank.                       N/A
           Exhibit             10.129 Letter Agreement with respect to the B
                               Note Commitment Letter Dated as of February
                               22, 2000 by and between First Union National
                               Bank and the
                               Company.                                                                        N/A
           Exhibit 10.130      Wavier, effective as of December 31, 1999 of The 1818 Mezzanine Fund,
                               L.P., PC Investment Company, Progressive Investment Company, Inc.,
                               Manufacturers Life Insurance Company (U.S.A.), and The Structured Finance
                               High Yield Fund, L.L.C., for the benefit of the Company.                        N/A
           Exhibit 10.131      First Amendment to Contract Sale Agreement effective as of
                               February 29, 2000, by and between the Company and Nuvell Credit
                               Corporation.                                                                    N/A

          Exhibit 10.132       Sale and Purchase Agreement dated as of March 30, 2000 by and between the Company as Guarantor, National Financial Auto Funding Trust II
                               as Seller, and Nuvell Credit Corporation as Purchaser.                          N/A
          Exhibit 10.133       Amendment No. 1 to Sale and Purchase Agreement effective as of
                               April 5, 2000 by and between Nuvell Credit Corporation as Purchaser and
                               National Financial Auto Funding Trust II as Seller and the Company as
                               Guarantor.                                                                      N/A
          Exhibit 10.134       Amendment No. 2 to Contract Sale Agreement and Amendment No. 1 to
                               Servicing Agreement dated as of April 7, 2000 by and between the Company
                               and Nuvell.                                                                     N/A
          Exhibit 11.          Computation of Earnings Per Common Share:
          Exhibit 27.          Financial Data Schedule:

FORWARD-LOOKING STATEMENTS

       When used in this Quarterly Report on Form 10-Q or future filings by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "intend," "foresee," "expected", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors, and changes in generally accepted accounting principles could affect the Company's actual and/or reported financial performance and could cause the Company's actual and/or reported results for future periods to differ materially from those anticipated by any forward-looking statement. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM I.  FINANCIAL STATEMENTS

                       NATIONAL AUTO FINANCE COMPANY, INC.
                                 Balance Sheets
                      March 31, 2000 and December 31, 1999
                                 (in thousands)


                                                                      March 31,          December 31,
                                                                        2000                 1999
                                                                    ------------         ------------
                                                                    (unaudited)
ASSETS:

Cash and cash equivalents                                           $      2,343         $      3,576
Retained interest in securitizations,
  at estimated fair value (Note 2)                                        30,979               35,058
Furniture, fixtures and equipment, net                                     3,230                3,377
Deferred financing costs (Note 4)                                          3,888                4,117
Other assets
                                                                           4,627                2,648
                                                                    ------------         ------------
      TOTAL ASSETS                                                  $     45,067         $     48,776
                                                                    ============         ============


LIABILITIES:
Accounts payable and accrued expenses                               $      1,084         $      1,357
Accrued interest payable-related parties                                   1,016                  986
Junior Subordinated Notes-related parties
  (Notes 3 and 4)                                                          2,224                2,181
Senior Subordinated Notes (Notes 3 and 4)                                 57,604               56,395
Notes payable (Note 3)                                                     2,840                3,562
                                                                    ------------         ------------
     TOTAL LIABILITIES                                                    64,768               64,481
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK series
  A-$0.01 par value; $1,000 stated value;
  1,000,000 shares authorized; 2,295 shares
  outstanding; redeemable in January 2005,
  stated at redemption value                                               2,616                2,576


CAPITAL DEFICIT:
Common Stock -$0.01 par value; 44,000,000
  shares authorized; 17,280,762 and 9,030,762 shares
  outstanding, respectively (Note 4)                                         173                  173

Paid-in-capital (Note 4)                                                  38,205               38,246
Accumulated deficit                                                      (60,695)             (56,700)
                                                                    ------------         ------------
    TOTAL CAPITAL DEFICIT                                                (22,317)             (18,281)
                                                                    ------------         ------------
    TOTAL LIABILITIES, MANDATORY REDEEMABLE
          PREFERRED STOCK AND CAPITAL DEFICIT                       $     45,067         $     48,776
                                                                    ============         ============

See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            Statements of Operations
              For the Three Months Ended of March 31, 2000 and 1999
                      (in thousands, except per share data)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        2000                   1999
                                                                    -------------         -------------
                                                                                (unaudited)
REVENUE:
   Securitization related income (Note 2)                           $         683         $       1,469
   Servicing income                                                         1,158                 1,449
   Origination Income                                                         387                    --
   Interest income                                                            317                   442
   Other income                                                               285                   362
                                                                    -------------         -------------
      Total revenue                                                         2,830                 3,722
                                                                    -------------         -------------

EXPENSES:
   Servicing                                                                  845                   857
   Interest                                                                 1,987                 2,234
   Salaries and employee benefits                                           1,562                 1,206
   Direct loan acquisition expenses                                           419                   217
   Depreciation and amortization                                              479                   219
   Other operating expenses                                                 1,534                   736
                                                                    -------------         -------------
      Total expenses                                                        6,826                 5,469
                                                                    -------------         -------------
Net loss before preferred stock dividends                                  (3,996)               (1,747)
Preferred stock dividends                                                      40                    40
                                                                    -------------         -------------
Loss applicable to Common Stockholders                              $      (4,036)        $      (1,787)
                                                                    =============         =============

PER SHARE DATA:
Loss per common share - basic and diluted                           $        (.23)        $       (0.20)
                                                                    =============         =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted                                                          17,281                 9,031
                                                                    =============         =============


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                            Statements of Cash Flows
              For the Three Months Ended of March 31, 2000 and 1999
                                 (in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2000               1999
                                                                              ----------         ----------
                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $   (3,996)        $   (1,747)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Securitization related (income)                                                  (683)            (1,469)
   Depreciation                                                                      250                219
   Purchases of loans held for sale                                               (6,299)           (14,016)
   Proceeds from transfer of loans to Master Trust                                 6,299             14,016
   Cash flows from Retained Interest released to Company                           6,474              3,976
   Cash deposits to Spread Accounts                                               (1,712)            (6,820)
   Issuance of Convertible Senior and Junior Subordinated Promissory
        Notes                                                                        985                 --
   Amortization and write-off of deferred financing costs                            229                146
   Amortization of warrants                                                          267                268
   Changes in other assets and liabilities:
      Other assets                                                                (1,979)              (255)
      Accounts payable and accrued expenses                                         (273)              (558)
      Accrued interest payable-related parties                                        30                 38
   Other                                                                              --                (17)
                                                                              ----------         ----------
Net cash used in operating activities                                               (408)            (6,219)
                                                                              ----------         ----------
CASH FLOWS (FROM) INVESTING ACTIVITIES:
   Fixed assets purchased                                                           (102)              (142)
                                                                              ----------         ----------
CASH FLOWS (FROM) FINANCING ACTIVITIES:
   Principal payments on notes                                                      (723)              (134)
                                                                              ----------         ----------
  Net cash provided by financing activities                                         (723)              (134)
                                                                              ----------         ----------
  Net decrease in cash and cash equivalents                                       (1,233)            (6,495)
  Cash and cash equivalents at beginning of period                                 3,576              9,540
                                                                              ----------         ----------
  Cash and cash equivalents at end of period                                  $    2,343         $    3,045
                                                                              ==========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                     $      975         $    1,799
                                                                              ==========         ==========

NON-CASH FINANCING ACTIVITIES:
   Accrued mandatory redeemable preferred stock dividends                             40                 40


See accompanying notes to the financial statements.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                of March 31, 2000
                                   (unaudited)


(1)        BASIS OF PRESENTATION

               The accompanying unaudited interim financial statements at March 31, 2000 and 1999 and for the three months ended March 31, 2000 and 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K (capitalized terms used herein and not defined shall have the meanings ascribed to them in such Form 10-K).

                Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2000; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results for the interim periods are not necessarily indicative of results for a full year.

(2)        RETAINED INTEREST IN SECURITIZATIONS

       Retained Interest in Securitizations was $31 million and $35.1 million at March 31, 2000 and December 31, 1999 respectively.

       Assumptions used to value the Retained Interests in Securitizations at March 31, 2000 and December 31, 1999 were as follows:


                                                                             March 31,        December 31,
                                                                               2000              1999
                                                                            ----------        ------------
                Weighted average cumulative net loss rate                      14.00%           14.00%
                Weighted average cumulative prepayment rate                    22.60%           22.60%
                Discount rate                                                  14.00%           14.00%
                Level of required Cash Spread Account                       8% to 11%        8% to 11%
                Rate of interest on Cash Spread Account                         4.90%            4.90%
                Weighted average interest rate on loans                        18.70%           18.88%
                Weighted average yield on bonds and notes
                  held by securitization investors                              6.61%            6.59%


       Until availability of funds through the Master Trust Securitization Credit Facility was terminated on February 23, 2000 (see Note 4), the Company funded loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its loans through daily sales to a bankruptcy-remote Master Trust financed by purchases of "Class B Certificate" interests in such Trust by First Union Trust, followed by (ii) the transfer of such warehoused loans from time to time by the Master Trust to a Permanent Securitization Trust, thereby creating additional availability of capital from the Master Trust Securitization Credit Facility. More specifically, the Company sold loans that it purchased from Dealers on a daily basis to a special-purpose subsidiary, which then sold the loans to the Master Trust in exchange for cash and certain residual interests in future excess cash flows from the Master Trust. Prior to payment in full of the Class B Certificates, the Master Trust had issued two classes of investor certificates: "Class B Certificates," which were variable funding (i.e., revolving) certificates bearing interest at floating rates, and "Class C Certificates," representing a portion of the residual interest of the Company's special-purpose subsidiary in future excess cash flows from the Master Trust after required payments to the holders of the Class B Certificates, deposits of funds to a restricted cash account as a reserve for future loan losses which provides additional credit enhancement for the holders of the Class B Certificates and payment of certain other expenses and obligations of the Master Trust.
       First Union had owned 100%

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                of March 31, 2000
                                   (unaudited)


       of the outstanding Class B Certificates until such Certificates were paid in full (see Note 5) and the Company indirectly owns 100% of the Class C Certificates. Collectively, the Cash Spread Accounts and the Class C Certificate portion of loan principal (Over-Collateralization Accounts), were held in escrow to collateralize the Master Trust. The Spread Accounts and Excess Spread Receivables ("ESR") are reflected collectively on the balance sheet as a part of "Retained Interest in Securitizations."

             Periodically the Master Trust transferred loans and Spread Account balances to Permanent Securitizations in exchange for cash, which was used to repay the Class B Certificates. Debt securities representing interests in the Permanent Securitizations were then sold to third-party investors, who are repaid from cash flows from the loans in the applicable Permanent Securitization. Excess Spread Receivables and return of Spread Accounts attributable to such loans flow from the Permanent Securitization to the Company to the extent such funds are available.

            Subsequent to each Permanent Securitization, the Master Trust had issued additional beneficial interests in loans purchased by the Master Trust, as evidenced by the Class B Certificates, to finance its purchase of loans from the Company. Under the financing structures the Company has used to date for its securitizations, certain excess cash flows generated by the loans are retained in the Cash Spread Accounts within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Cash Spread Accounts can vary depending on each transaction, the Company's agreements with FSA, the financial guaranty insurer that has provided credit enhancements in connection with the Company's securitizations, generally provide that the Company is not entitled to receive any excess cash flows unless the level of certain Spread Account balances, comprised of cash and the Overcollateralization Accounts, have been attained and/or the delinquency or losses related to the loans in the pool are below certain predetermined levels. Additionally, effective as of the Restructuring Date (April 7, 1999) and until payment in full of the Class B Certificates on April 5, 2000 (see Note 5), the Company was required to maintain a minimum equity position in the Revolving Securitization of 24.0% of the net serviced receivables in the Master Trust, or 3.0 times net losses, whichever was greater. This minimum equity position consisted of cash invested by the Company and overcollateralization in the form of the discount from the face amount of a loan at which the Company was willing to purchase the loan from an automobile dealer ("Dealer Discount") related to the principal balance of loans. As of March 31, 2000 and 1999, the Company had a 28.2% and 19.00% minimum equity position investment in the Revolving Securitization. As of February 22, 2000, the Company was in default of the required minimum equity position. See Notes 4 and 5.

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

            The Company's right to service the loans sold in FSA-insured securitizations is generally subject to the discretion of FSA. Accordingly, there can be no assurance that the Company will continue as servicer for such loans and receive related servicing fees. Additionally, there can be no assurance that there will not be Insurance Agreement Event of Default in the future, or if such events of default occur, waivers will be available. If the Company's Servicing Portfolio does not meet such performance requirements, the future carrying value of the Company's Retained Interest in Securitizations would be materially impacted in a negative manner. In addition, any increase in limitations on cash flow available to the Company from Permanent Securitization trusts, the Company's inability to obtain any necessary waivers from FSA or the termination of servicing arrangements could materially adversely affect the Company's financial condition, results of operations and cash flows.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                of March 31, 2000
                                   (unaudited)


       During the three months ended March 31, 2000 and 1999, the following activity took place with respect to securitizations:


                                                                             March 31,
                                                                       2000            1999
                                                                    ---------        ---------
                                                                       (dollars in thousands)
Principal balance of Loans purchased                                $   6,299        $  14,016
                                                                    =========        =========

Weighted average coupon rate on Loans
purchased during the period
                                                                        18.88%           19.11%
                                                                    =========        =========

(3)        DEBT

             The balance of the Senior Subordinated Notes payable was $57.6 and $56.4 million as of March 31, 2000 and December 31, 1999, respectively. Such amounts are shown net of discounts of $5.1 million and $5.3 million. The principal amount of the aggregate $62.7 million of Senior Subordinated Notes is due in December 2004 and bears interest at 11.875% per annum until December 21, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly.

             The Senior Subordinated Notes were issued in two separate private placements, the first of which occurred in December 1997 in the principal amount of $40 million (the "December Private Placement") and the second of which occurred in March 1998 in the principal amount of $20 million (the "March Private Placement"). As permitted by the Restructuring, Convertible Senior Subordinated Promissory Notes in the principle amount of approximately $900,000 were issued on each of July 1, October 1, 1999, January 1, and April 1, 2000, in lieu of 50% of the cash interest owed on each of such dates.

(4)        RECENT EVENTS

              On February 4, 2000, the Company and Nuvell Credit Corporation ("Nuvell") entered into agreements whereby the Company, in return for origination fees, agreed to originate loans exclusively for the benefit of Nuvell through its existing Dealer Network and immediately assign such contracts to Nuvell. The Company will retain servicing of all such loans assigned to Nuvell in return for servicing fees. The Nuvell agreements run through December 31, 2000 and are subject to further extension upon mutual consent of both parties.

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

             In conjunction with such default, First Union agreed to waive until April 21, 2000 certain rights to liquidate the portfolio of approximately $58.9 million of auto loans that secure its loans to Funding Trust II, thereby permitting the Company time to pursue various strategic options, including a sale of such portfolio (see Note 5).

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (unaudited)

(5)        SUBSEQUENT EVENTS

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

                   The Company, pursuant to the Sale Agreement, will retain servicing of substantially all of such loans under the terms and provisions of the Servicing Agreement. Approximately $43.9 million of the proceeds from the sale of such loans were then used to pay in full the Class B Certificates held by First Union. The Company has received additional cash from the transaction and release of funds previously required to be held in reserve of approximately $6.0 million, which will be used for general corporate purposes, including the possible payment of certain of the debt of the Company. In related developments, First Union terminated its commitment to purchase up to $20 million of subordinated asset-backed debt securities in connection with the Company's future Permanent Securitizations and converted to a 48 month term loan (requiring equal monthly principal payments) $2.3 million outstanding under a revolving working capital facility secured by the Company's ESRs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               The following management's discussion and analysis provides information regarding the Company's financial condition as of March 31, 2000 compared to December 31, 1999 and its results of operations for the three months ended March 31, 2000 and 1999. This management's discussion and analysis should be read in conjunction with (i) the Company's Financial Statements and the related notes included elsewhere herein and
       (ii) the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1999. The ratios and percentages provided below are calculated using detailed financial information contained in the Company's Financial Statements, the notes thereto and the other financial data included elsewhere in this report.

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

               The Company historically funded its purchases of loans primarily through a two-step asset securitization program consisting of (i) the securitized warehousing of all of its loans through their daily sale to the Master Trust followed by (ii) the transfer of such warehoused loans from time to time by the Master Trust through Permanent Securitizations. In connection with the securitization of the loans sold by the Company, the Company is required to establish and maintain certain credit enhancements to support the timely payment of interest and principal on the bonds and notes issued to investors by the securitization trusts, which credit enhancements include, among other things, funding and maintaining spread accounts, which are moneys held on deposit ("Cash Spread Accounts"), and maintaining a residual interest in the pools of receivables held by such securitization trusts ("Over-Collateralization Accounts"). The following discussion summarizes the effect of the Company's securitization, origination and other activities on its revenues, expenses, and cash flows.

                       NATIONAL AUTO FINANCE COMPANY, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (unaudited)

Revenues.

               Since February 4, 2000, the Company has recognized origination and servicing revenue received from Nuvell (see Note 4). Prior to the Nuvell Agreements, the Company recognized origination income through securitization accounting. The Company also receives monthly payments from the securitization trusts in cash as a fee paid for the Company's servicing of the loans in each trust. Servicing income is recognized when earned and offsets in part the direct expenses the Company incurs in connection with the servicing of the Servicing Portfolio. Finally, the Company also earns interest income on its cash investments (including the Cash Spread Accounts) and from loans it temporarily holds for sale pending their securitization. The Company earns only a nominal amount of interest on loans held for sale because the Company securitizes substantially all of its loans on a daily basis.

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

The table below sets forth-certain information relating to the Company's loan purchasing and origination activities:


                                                                      Three months ending
                                                                           March  31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
                                                          (dollars in thousands, except number of loans)
Number of loans purchased and originated ...................           1,294           1,019
Principal balance of loans purchased and originated ........        $ 20,382        $ 14,016
Principal amount of loans funded (1) .......................          20,098          13,364
Securitization related income ..............................             683           1,469
Origination income .........................................             387              --
Servicing income ...........................................           1,158           1,449

----------------------

(1) Amount funded represents the price at which the Company purchases a loan from a Dealer or Third-Party Originator (i.e., the amount actually paid to a Dealer or Third-Party Originator), calculated as the principal of the loan purchased less the Dealer Discount.

RESULTS OF OPERATIONS

       THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1999.

Income from Operations

       The Company reported a net loss of $4.0 million attributed to common stockholders for the three-month period ended March 31, 2000 compared to a net loss of $1.8 million attributed to common stockholders for the three month period ended March 31, 1999.

Securitization Related Income

       For the three month periods ended March 31, 2000 and 1999, the Company recognized securitization and origination related income of $1.2 million and $
1.5 million, respectively.

       The Company's Loan purchasing volume increased during the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. The Company purchased 1,294 Loans, having a principal balance of $20 million, during the three month period ended March 31, 2000, compared to 1,019 Loans, having a principal balance of $13.4 million, for the three months ended March 31, 1999. The decrease in securitization and origination income of approximately $400,000 reflects the change from securitization accounting (FAS
125) to recognizing revenue derived from origination fees received from Nuvell. See Note 4 to the Financial Statements - Recent Events.

Servicing Income

       The Company receives a servicing fee in cash of approximately 4.0% of the principal amount of the Loans sold to the Master Trust and 2.0% to 3.0% for the principal amount of the Loans subsequently sold to the Permanent Securitizations, which offsets in part actual servicing expenses incurred by the Company. Since February 4, 2000, the Company also receives a servicing fee for loans serviced for Nuvell (see Note 4). Servicing income is recognized as received. Servicing income for the three month periods ended March 31, 2000 and 1999 was $1.2 million and $1.4 million, respectively. The decrease in servicing income from last year's first quarter is due to the decrease in the total size of the Servicing Portfolio.

Total Expenses

       The Company reported total expenses for the three-month periods ended March 31, 2000 and 1999 of $6.8 million and $5.5 million, respectively. These expenses consisted primarily of salaries and employee benefits, servicing expense and interest expense on long-term indebtedness, including the Senior Subordinated Notes.

       Servicing expenses for the three month periods ended March 31, 2000 and 1999 were $845,000 and $857,000, respectively. The slight decrease in servicing expense is attributed to the reduction in the outstanding Servicing Portfolio. The Company's average outstanding Servicing Portfolio was $171.2 million, representing 18,768 outstanding Loans as March 31, 2000, and $206.4 million, representing 21,232 outstanding Loans, as of March 31, 1999.

       Salaries and employee benefits for the three month periods ended March 31, 2000 and 1999 were $1.6 million and $1.2 million, respectively. These expenses were higher during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to the Company's increase in employees of approximately 10% (primarily attributable to increased sales team) and increased wage cost.

       Interest expense for the three-month periods ended March 31, 2000 and 1999 was $2.0 million and $2.2 million, respectively. These interest expenses resulted from the long-term debt balance of the Company, including interest paid on the outstanding Senior Subordinated Notes.

       Other operating expenses for the three-month periods ended March 31, 2000 and 1999 was $1.5 million and $736,000, respectively. The increase in other operating expense is primarily attributable to increases in legal fees related to cost incurred resulting from the "Funding Trust II" default (See Note 4 to the Financial Statements - Recent Events).

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

       The following table summarizes the Company's loan loss experience:


                                                                             As of  March 31,
                                                                    ------------------------------
                                                                       2000                1999
                                                                    ----------          ----------
                                                                        (dollars in thousands)
Average Servicing Portfolio during period ..................        $  171,180          $  206,412
                                                                    ==========          ==========

Gross charge-off ...........................................             7,118               8,714
Liquidation proceeds from repossessed assets ...............            (3,140)             (3,991)
                                                                    ----------          ----------
Net charge-off .............................................        $    3,978          $    4,723
                                                                    ==========          ==========
Net charge-off as a percentage of average Servicing
    Portfolio ..............................................              2.32%               2.29%
                                                                    ==========          ==========

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


                                                                         As of  March 31,
                                                                    -------------------------
                                                                      2000             1999
                                                                    --------         --------
                                                                      (dollars in thousands)
Period of delinquency
   31 to 60 days ...........................................        $  5,825         $  9,159
   61 to 90 days ...........................................           1,960            2,571
   91 days or more .........................................           2,763            3,047
                                                                    --------         --------
Total delinquencies (1) ....................................        $ 10,548         $ 14,777
                                                                    ========         ========
Total delinquencies as a percentage of the
   Servicing Portfolio .....................................             6.2%            7.24%
Principal balance of loans related to repossession
   inventory ...............................................        $  2,844         $  3,275
Repossession inventory as a percentage of the
   Servicing Portfolio .....................................            1.66%            1.62%

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




                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 2000

    *  4Q 94     1Q 95    2Q 95    3Q 95    4Q 95    1Q 96    2Q 96     3Q 96    4Q 96    1Q 97    2Q 97    3Q 97    4Q 97
    1    0.00%     0.00%    0.00%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%    0.00%    0.00%    0.00%   0.00%
    2    0.00%     0.00%    0.00%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%    0.00%    0.00%    0.00%   0.00%
    3    0.00%     0.00%    0.00%    0.06%    0.05%    0.00%    0.00%     0.04%    0.00%    0.00%    0.00%    0.02%   0.00%
    4    0.05%     0.04%    0.00%    0.14%    0.25%    0.09%    0.03%     0.04%    0.01%    0.04%    0.22%    0.04%   0.01%
    5    0.31%     0.14%    0.29%    0.41%    0.48%    0.26%    0.28%     0.33%    0.08%    0.25%    0.66%    0.18%   0.14%
    6    0.47%     0.30%    0.92%    0.80%    0.86%    0.49%    0.62%     0.70%    0.69%    0.70%    1.31%    0.42%   0.42%
    7    0.51%     0.71%    1.62%    1.64%    1.27%    0.90%    1.10%     1.18%    1.25%    1.43%    2.11%    0.88%   0.74%
    8    1.08%     1.25%    2.05%    2.02%    1.69%    1.23%    2.06%     1.71%    1.85%    1.94%    2.56%    1.21%   1.29%
    9    1.36%     1.55%    2.39%    2.42%    2.21%    1.95%    2.70%     2.68%    2.50%    2.60%    2.99%    1.60%   1.68%
   10    1.75%     2.13%    2.72%    2.60%    2.46%    2.14%    3.37%     3.31%    3.27%    3.08%    3.71%    2.30%   2.09%
   11    1.75%     2.52%    3.30%    3.02%    2.84%    2.72%    4.29%     3.88%    3.77%    3.51%    4.28%    2.78%   2.41%
   12    3.12%     3.09%    3.44%    3.58%    3.33%    3.26%    5.20%     4.34%    4.12%    3.87%    5.05%    3.45%   2.76%
   13    3.21%     3.64%    3.71%    3.92%    3.97%    3.72%    5.55%     5.08%    4.57%    4.49%    5.91%    3.87%   3.25%
   14    3.80%     4.04%    4.21%    4.04%    4.28%    4.18%    6.13%     5.53%    4.97%    5.08%    6.50%    4.18%   3.68%
   15    4.45%     4.25%    4.31%    4.51%    5.07%    4.90%    6.52%     6.01%    5.46%    5.65%    6.96%    4.54%   4.14%
   16    4.55%     4.34%    4.53%    4.88%    5.09%    5.11%    6.78%     6.57%    5.94%    6.34%    7.42%    5.24%   4.68%
   17    4.91%     4.88%    4.92%    5.27%    5.65%    6.16%    7.16%     6.87%    6.40%    6.82%    7.63%    5.74%   5.02%
   18    4.91%     4.98%    5.54%    5.62%    5.96%    6.59%    7.67%     7.35%    7.17%    7.39%    7.93%    6.28%   5.42%
   19    5.05%     5.28%    5.96%    6.16%    6.61%    7.01%    8.00%     8.14%    7.78%    7.79%    8.48%    6.91%   5.93%
   20    5.05%     5.80%    6.18%    6.63%    6.78%    7.28%    8.14%     8.59%    8.25%    8.05%    9.01%    7.45%   6.28%
   21    5.79%     6.03%    6.55%    6.75%    7.15%    7.56%    8.66%     9.12%    8.66%    8.40%    9.28%    7.88%   6.84%
   22    5.79%     6.33%    7.33%    6.88%    7.42%    8.00%    9.09%     9.75%    9.05%    8.78%    9.73%    8.40%   7.19%
   23    6.20%     6.62%    7.88%    7.44%    7.99%    8.25%    9.81%    10.03%    9.23%    9.28%   10.00%    8.73%   7.47%
   24    6.80%     6.91%    8.30%    7.93%    8.21%    8.41%   10.17%    10.36%    9.43%    9.68%   10.31%    9.12%   7.75%
   25    6.99%     7.48%    8.59%    8.37%    8.46%    8.67%   10.68%    10.88%    9.67%   10.12%   10.79%    9.55%   8.06%
   26    7.49%     7.58%    8.73%    8.54%    8.77%    9.01%   11.22%    11.13%   10.02%   10.52%   11.04%    9.97%   8.39%
   27    8.06%     8.20%    9.16%    8.70%    8.98%    9.36%   11.50%    11.40%   10.35%   10.83%   11.35%   10.25%   8.69%
   28    8.23%     8.76%    9.34%    8.82%    9.35%    9.57%   11.61%    11.72%   10.80%   11.36%   11.75%   10.45%   8.88%
   29    9.07%     9.49%    9.36%    8.89%    9.97%    9.84%   11.71%    11.86%   11.25%   11.68%   12.05%   10.76%
   30    9.17%     9.54%    9.39%    9.21%   10.16%   10.09%   11.88%    12.19%   11.42%   12.18%   12.40%   10.93%
   31    9.71%     9.81%    9.82%    9.84%   10.61%   10.37%   12.56%    12.34%   11.78%   12.52%   12.72%   11.35%
   32    9.99%     9.97%    9.82%   10.11%   10.74%   10.48%   12.77%    12.58%   11.94%   12.81%   13.00%
   33   10.47%    10.07%   10.11%   10.26%   11.09%   10.61%   12.85%    12.72%   12.19%   13.06%   13.13%
   34   11.44%    10.12%   10.52%   10.67%   11.28%   10.83%   13.10%    12.93%   12.48%   13.25%   13.45%
   35   11.48%    10.31%   10.58%   10.85%   11.33%   11.09%   13.38%    13.14%   12.75%   13.37%
   36   11.81%    10.55%   10.76%   10.89%   11.51%   11.20%   13.51%    13.37%   13.00%   13.53%
   37   11.86%    10.83%   10.88%   11.15%   11.70%   11.37%   13.77%    13.60%   13.21%   13.80%
   38   11.86%    11.01%   11.06%   11.22%   11.85%   11.50%   14.15%    13.76%   13.38%
   39   12.37%    11.19%   11.13%   11.37%   11.94%   11.79%   14.29%    13.95%   13.50%
   40   12.42%    11.47%   11.19%   11.46%   11.97%   11.88%   14.57%    14.11%   13.66%
   41   12.42%    11.62%   11.25%   11.78%   12.01%   11.99%   14.70%    14.37%
   42   12.57%    11.95%   11.30%   11.87%   12.08%   12.17%   14.80%    14.49%
   43   12.57%    12.00%   11.49%   12.01%   12.32%   12.34%   14.86%    14.56%
   44   12.71%    12.04%   11.54%   12.08%   12.39%   12.43%   15.00%
   45   12.71%    12.08%   11.75%   12.24%   12.46%   12.52%   15.06%
   46   12.75%    12.12%   11.82%   12.26%   12.50%   12.57%   15.06%
   47   12.79%    12.18%   12.04%   12.35%   12.55%   12.69%
   48   12.97%    12.28%   12.09%   12.42%   12.55%   12.77%
   49   12.97%    12.28%   12.09%   12.42%   12.63%   12.91%
   50   13.10%    12.28%   12.09%   12.45%   12.64%
   51   13.10%    12.45%   12.16%   12.57%   12.70%
   52   13.15%    12.52%   12.28%   12.66%   12.73%
   53   13.15%    12.65%   12.36%   12.84%
   54   13.15%    12.66%   12.36%   13.01%
   55   13.15%    12.68%   12.36%   13.02%
   56   13.15%    12.69%   12.40%
   57   13.17%    12.69%   12.40%
   58   13.18%    12.73%   12.42%
   59   13.38%    12.78%
   60   13.43%    12.73%
   61   13.43%    12.73%

* Month of Origination

                       NATIONAL AUTO FINANCE COMPANY, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 2000

        *   1Q 98  2Q 98   3Q 98   4Q 98   1Q 99    2Q 99   3Q 99   4Q 99   1Q 00
        1   0.00%   0.00%   0.00%   0.00%    0.00%   0.00%   0.00%   0.00%   0.00%
        2   0.00%   0.00%   0.00%   0.00%    0.00%   0.00%   0.00%   0.00%
        3   0.00%   0.00%   0.00%   0.00%    0.00%   0.00%   0.01%   0.00%
        4   0.02%   0.00%   0.00%   0.07%    0.00%   0.18%   0.10%   0.04%
        5   0.08%   0.13%   0.01%   0.16%    0.08%   0.47%   0.29%
        6   0.29%   0.35%   0.81%   0.56%    0.46%   0.82%   0.88%
        7   0.61%   0.65%   0.97%   0.99%    0.93%   1.39%   1.82%
        8   0.84%   0.82%   2.10%   1.41%    1.19%   2.12%
        9   1.16%   1.62%   2.40%   1.86%    1.51%   2.99%
       10   1.78%   2.03%   2.79%   2.09%    2.02%   3.47%
       11   2.28%   2.76%   3.20%   2.20%    2.50%
       12   2.76%   3.09%   4.06%   2.93%    2.75%
       13   3.25%   3.83%   4.26%   3.10%    3.58%
       14   3.67%   4.39%   4.45%   3.25%
       15   4.24%   5.09%   4.69%   4.26%
       16   4.83%   5.56%   5.55%   4.52%
       17   5.13%   6.06%   6.23%
       18   5.57%   6.55%   6.23%
       19   6.01%   7.00%   6.95%
       20   6.48%   7.36%
       21   6.77%   7.87%
       22   7.09%   8.17%
       23   7.34%
       24   7.71%
       25   8.14%

  * Month of Origination.

LIQUIDITY AND CAPITAL RESOURCES

    General

      Since inception, the Company has funded its operations and the growth of its loan purchasing activities primarily through five sources of capital: (i) proceeds from securitization transactions; (ii) cash flows from servicing fees;
(iii) proceeds from the issuance of indebtedness; (iv) capital contributions of certain affiliates of the Company; and (v) proceeds from the Company's Initial Public Offering and subsequent private sales of Common Stock. On February 4, 2000, the Company entered into the Nuvell Agreements whereby the Company, with funds made available by Nuvell, originates loans exclusively for the benefit of Nuvell. (See Note 4 of Notes to Financial Statements).

      Under the Nuvell Flow Program, loan originations are funded with capital provided by Nuvell. Prior to implementation of the Nuvell Flow Program, the Company's primary uses of cash were to fund: (i) Spread Accounts; (ii) securitizations; (iii) loan purchases; (iv) debt service; (v) issuance costs of asset securitizations; and (vi) operating expenses.

      Net cash used in operating activities decreased by $5.8 million to $.4 million for three month period ended March 31, 1999 from $6.2 million for the three month period ended March 31, 1999, principally due to reduced securitization volume (See Note 4 of Notes to Financial Statements) and a resulting reduction in credit enhancement requirements of the Company's securitization facilities and a reduction in interest paid on Senior Subordinated Notes.

      Net cash used in investing activities was $102,000 and $142,000 for the three month period ending March 31, 2000 and 1999. This cash was principally related to purchases of furniture and equipment for the Company's service center.

      Net cash used in financing activities increased by $589,000 to $723,000 for the three month period ended March 31, 2000 from $134,000 million for the three month period ended March 31, 1999. Net cash used by financing activities for the three month period ended March 31, 2000 was primarily the result of principal payments on notes.

      During the three month period ended March 31, 2000, the Company was required to maintain a minimum equity position in the Master Trust of 24.0% of the net serviced receivables or 3.0 times net losses, whichever was greater. This minimum equity position consists of cash invested by the Company and over-collateralization in the form of the Company owning certain interests in the principal balance of loans. As of March 31, 2000, the Company had a 28.2% equity investment in the Master Trust. (See Note 5 of Notes to Financial Statements).

      As of March 31, 2000, the Company retained approximately $31.0 million of Retained Interest in Securitizations, representing 68.8% of the total assets of the Company. The value of these assets, representing the net present value of future cash flows to the Company, would be reduced in the event of a future material increase in loan losses or prepayment experience relative to the amounts previously estimated by the Company.

      As of March 31, 2000, the principal amount owed by the Company on the Senior Subordinated Notes was $62.7 million and the principal amount owed by the Company on the Junior Subordinated Notes was approximately $2.2 million. The Senior Subordinated Notes, which mature on December 2004, bear interest at 11.875% per annum until December 22, 2000, 12.875% per annum for the period from December 22, 2000 until December 21, 2001, 13.875% per annum for the period from December 22, 2001 until December 21, 2002, and 14.875% per annum thereafter, with interest payable quarterly. See Note 3 of the Notes to Financial Statements
- Debt, for further discussion of the Company's various debt facilities.

Going Concern

       The Company has suffered significant losses from operations since 1997, has a capital deficiency as of March 31, 2000 and its Master Trust Securitization Credit Facility has been terminated. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the following paragraphs.

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

      The Nuvell Agreements, run through December 31, 2000. During the course of negotiating the Nuvell Agreements, the Company and Nuvell had, and continue to have discussions regarding the potential acquisition by Nuvell of the operational assets of the Company and its personnel including, in particular, the assets and personnel comprising the Company's loan origination and servicing capabilities, but there can be no assurance that such discussions will continue or if they do continue, that they will lead to a transaction. In the event that the Nuvell Agreements are not renewed or that no other transaction arises between Nuvell and the Company, the Company will immediately seek to enter into relationships similar to those represented by the Nuvell Flow Program with other third-party auto finance companies.

      Further, pursuant to the Company's current business strategy, the Company projects over the next 12 months an increase in cash flow over 1999. The Company projects that through cash on hand, the Nuvell Flow Program and scheduled cash releases from the Retained Interest in Securitizations, sufficient cash flow to operate over the next twelve months. Although there can be no assurance that the Company will successfully execute this business plan, both the Nuvell Flow Program and the business plan were designed and implemented to enable the Company, among other things, to increase its cash flow and further stabilize its financial condition.

      In conjunction with the Company's comprehensive financial restructuring, the Senior Subordinated Noteholders waived the previously existing Net Worth Covenant and established the Return on Assets Covenant requiring that, on a quarterly basis, the Company's net return on assets invested in loan receivables, expressed as a percentage, exceed pre-established quarterly goals (the first quarterly measurement period (the "Measurement Period") for such covenant began as of the quarter ended September 30, 1999). The Company failed to comply with the Return on Assets Covenant for the Measurement Periods ended September 30, 1999, December 31, 1999, and March 31, 2000. The Senior Subordinated Noteholders waived compliance with such covenant for Measurement Periods ended September 30, 1999 and December 31, 1999. As a result of the Company's adoption of a new business plan as implemented by the Nuvell Flow Program, the Company anticipates that it will fail to comply with such covenant for future Measurement Periods. The Company expects, but can give no assurance, that the Senior Subordinated Noteholders will continue to waive compliance with such covenant for the Measurement Period ended March 31, 2000 and for future Measurement Periods.

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

     On September 13, 1999, the Lead Plaintiffs filed a motion for class action certification. Also, on September 13, 1999, the Underwriter Defendants filed a motion to dismiss the Amended and Consolidated Complaint. On September 20, 1999, the Company, as well as certain other individual defendants, and Gary L. Shapiro, individually, filed a motion to dismiss Lead Plaintiffs' Amended and Consolidated Complaint. In conjunction with such motions, the Company, as well as certain other individual defendants, filed a request for oral argument, which occurred on April 27, 2000. At the conclusion of oral argument, the court indicated that it would review the papers and law further, and that it would likely issue a written order dismissing the Amended and Consolidated Compliant with leave to amend. There can be no assurance, however, that the court will enter such an order, that any such order would dismiss the entire complaint, or that the plaintiffs will not thereafter be able to amend and successfully state a cause of action.

     Litigation is subject to many uncertainties, and it is possible that the above action could be decided unfavorably. The Company has entered into discussions in an attempt to settle the pending litigation if it is in the best interests of the Company's stockholders to do so, but can give no assurance that such negotiations will result in settlement. Management is presently unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome or settlement of the pending litigation. It is possible that the Company's business, volume, results of operations, cash flows, or financial position could be materially affected by an unfavorable outcome or settlement of the pending litigation.

ITEM 2.  OTHER INFORMATION  (NONE.)

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Number    Description                                                              Method of Filing
                  ------    -----------                                                              ----------------
                  3.1-2     Amendment to the Company's Certificate of Incorporation. (1)         Incorporated by Reference
                  10.2-1    Company's 1996 Share Incentive Plan, as amended. (1)                 Incorporated by Reference
                  10.125    Contract Sale Agreement, dated as of February 4, 2000, by
                              and between the Company and Nuvell Credit Corporation. (1)         Incorporated by Reference
                  10.126    Servicing Agreement, dated as of February 4, 2000, by and
                              between the Company and Nuvell Credit Corporation. (1)             Incorporated by Reference

                  10.127    Amendment Number 4 to the Amended and Restated Pooling
                             and Administration Agreement, dated as of February 22, 2000 among National Financial Auto Funding Trust II, the Company,
                             and Bankers Trust Company as Trustee. (1)                          Incorporated by Reference
                  10.128    Second Amendment to Revolving Credit, Term Loan and
                             Security Agreement, dated as of February 22, 2000 among National
                             Financial Auto Funding Trust, the Company and First Union
                             National Bank. (1)                                                  Incorporated by Reference
                  10.129    Letter Agreement with respect to the B Note Commitment Letter
                             Dated as of February 22, 2000 by and between First Union National
                             Bank and the Company. (1)                                           Incorporated by Reference
                  10.130    Wavier, effective as of December 31, 1999 of The 1818
                             Mezzanine Fund, L.P., PC Investment Company, Progressive
                             Investment Company, Inc., Manufacturers Life Insurance Company
                             (U.S.A.), and The Structured Finance High Yield Fund, L.L.C.,
                             for the benefit of the Company. (1)                                Incorporated by Reference
                  10.131    First Amendment to Contract Sale Agreement effective as of
                             February 29, 2000, by and between the Company and Nuvell
                             Credit Corporation. (1)                                            Incorporated by Reference
                  10.132    Sale and Purchase Agreement dated as of March 30, 2000
                             by and between the Company as Guarantor, National Financial
                             Auto Funding Trust II as Seller, and Nuvell Credit Corporation
                             as Purchaser. (1)                                                   Incorporated by Reference
                  10.133    Amendment No. 1 to Sale and Purchase Agreement effective as of April 5, 2000 by and between Nuvell Credit Corporation as
                             Purchaser and National Financial Auto Funding Trust II as Seller
                             and the Company as Guarantor. (1)                                   Incorporated by Reference
                  10.134    Amendment No. 2 to Contract Sale Agreement and Amendment
                             No. 1 to Servicing Agreement dated as of April 7, 2000 by and
                             between the Company and Nuvell. (1)                                 Incorporated by Reference
                  11        Computation of Earnings Per Common Share. (2)                         Filed with this document
                  27        Financial Data Schedule. (2)                                         Filed with this document

-----------------
(1) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on April 14, 2000.

(2)  Filed Herewith.

         (b)      Reports on Form 8-K

                  On February 14, 2000, the Company filed a Form 8-K announcing execution of a Contract Sale Agreement and Servicing Agreement dated as of February 4, 2000 between the Company and Nuvell Credit Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         National Auto Finance Company, Inc.
                                         (Registrant)

Date:  May 15, 2000                      By:  Keith B. Stein
                                              ---------------------
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:  May 15, 2000                      By:  Brian Thompson
                                              ---------------------
                                              Vice-President - Finance and
                                              Accounting, Treasurer

                                 EXHIBIT INDEX

                  NUMBER    DESCRIPTION                                                                  PAGE
                  ------    -----------                                                                  ----
                  3.1-2     Amendment to the Company's Certificate of Incorporation.             Incorporated by Reference
                  10.2-1    Company's 1996 Share Incentive Plan, as amended.                     Incorporated by Reference
                  10.125    Contract Sale Agreement, dated as of February 4, 2000, by
                              and between the Company and Nuvell Credit Corporation.             Incorporated by Reference
                  10.126    Servicing Agreement, dated as of February 4, 2000, by and
                              between the Company and Nuvell Credit Corporation.                 Incorporated by Reference
                  10.127    Amendment Number 4 to the Amended and Restated Pooling
                              and Administration Agreement, dated as of February 22, 2000 among National Financial Auto Funding Trust II, the Company,
                              and Bankers Trust Company as Trustee.                              Incorporated by Reference
                  10.128    Second Amendment to Revolving Credit, Term Loan and
                             Security Agreement, dated as of February 22, 2000 among National
                             Financial Auto Funding Trust, the Company and First Union
                             National Bank.                                                      Incorporated by Reference
                  10.129    Letter Agreement with respect to the B Note Commitment Letter
                             Dated as of February 22, 2000 by and between First Union National
                             Bank and the Company.                                               Incorporated by Reference
                  10.130    Wavier, effective as of December 31, 1999 of The 1818
                              Mezzanine Fund, L.P., PC Investment Company, Progressive
                              Investment Company, Inc., Manufacturers Life Insurance Company
                              (U.S.A.), and The Structured Finance High Yield Fund, L.L.C.,
                              for the benefit of the Company.                                    Incorporated by Reference
                  10.131    First Amendment to Contract Sale Agreement effective as of
                              February 29, 2000, by and between the Company and Nuvell
                              Credit Corporation.                                                Incorporated by Reference
                  10.132    Sale and Purchase Agreement dated as of March 30, 2000
                              by and between the Company as Guarantor, National Financial
                              Auto Funding Trust II as Seller, and Nuvell Credit Corporation
                             as Purchaser.                                                       Incorporated by Reference
                  10.133    Amendment No. 1 to Sale and Purchase Agreement effective as of April 5, 2000 by and between Nuvell Credit Corporation as
                             Purchaser and National Financial Auto Funding Trust II as Seller
                             and the Company as Guarantor.                                       Incorporated by Reference
                  10.134    Amendment No. 2 to Contract Sale Agreement and Amendment
                             No. 1 to Servicing Agreement dated as of April 7, 2000 by and
                             between the Company and Nuvell.                                     Incorporated by Reference
                  11       Computation of Earnings Per Common Share.
                  27       Financial Data Schedule.